Form 10-Q
period 2010-04-30
TRADE LINK WHOLESALERS INC.
filed 2010-06-14
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-164488

TRADE LINK WHOLESALERS INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	Pending
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Brickstone Square, Suite 201, Andover, MA	01810
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (978) 662-5252

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 14, 2010
Common Stock, $.001 par value	9,535,000

TRADE LINK WHOLESALERS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADE LINK WHOLESALERS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

         Financial Statements-

                    Consolidated Balance Sheet as of April 30, 2010........................................................ F-2

                    Consolidated Statement of Operations for the Three Months Ended

                    April 30, 2010 and 2009, for the Six Months Ended April 30, 2010, for the Period

                    from December 22, 2008 (Inception) Through April 30, 2009 and for the Period

                       from December 22, 2008 (Inception) Through April 30, 2010……… …………….........F-3

                    Consolidated Statement of Stockholders’ (Deficit) for the Period from Inception

                          Through April 30, 2010 ..............................................................................................F-4

                    Consolidated Statement of Cash Flows for the Three Months Ended

                    April 30, 2010 and 2009, for the Six Months Ended April 30, 2010, for the Period

                    from December 22, 2008 (Inception) Through April 30, 2009 and for the Period

                    from December 22, 2008 (Inception) Through April 30, 2010 ……………..........….......F-5

         Notes to Consolidated Financial Statements April 30, 2010.......................................................F-6

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	April 30,	October 31,
Current Assets:	2010	2009

Cash	$ 1,428	$ 9,552

Total current assets	1,428	9,552

Security deposit	198	-

Total Assets	$ 1,626	$ 9,552

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 17,202	$ 12,936
Due to related party	2,500	1,000

Total current liabilities	19,702	13,936

Total liabilities	19,702	13,936

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
5,500,000 issued and outstanding	5,500	5,500

(Deficit) accumulated during the development stage	(23,576)	(9,884)

Total stockholders' (deficit)	(18,076)	(4,384)

Total Liabilities and Stockholder's (Deficit)	$ 1,626	$ 9,552

The accompanying notes to consolidated financial statements are an integral part of these balance sheets

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
				For The Period From	For The Period From
	Three Months	Three Months	Six Months	December 22, 2008	December 22, 2008
	Ended	Ended	Ended	(Inception) Through	(Inception) Through
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 30, 2010

Revenues, net	$ -	$ -	$ 5,268	$ -	$ 9,423
	$ -	$ -
Cost of Revenues	-	-	4,144	-	7,324

Gross Profit	-	-	1,124	-	2,099

Expenses:
General and administrative-
Accounting and audit fees	3,000	-	6,750	-	10,250
Consulting	-	-	2,900	-	3,900
Executive compensation	750	-	1,500	-	2,500
Legal - Organization costs	-	-	-	325	832
Travel	576	-	1,254	-	4,563
Other	416	-	2,412	-	3,630

Total operating expenses	4,742	-	14,816	325	25,675

(Loss) from Operations	(4,742)	-	(13,692)	(325)	(23,576)
	-	-	-	-	-
Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (4,742)	$ -	$ (13,692)	$ (325)	$ (23,576)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ -	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,500,000	-	5,500,000	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (DECEMBER 22, 2008)
THROUGH APRIL 30, 2010
(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
Description	Shares	Amount	Stage	Total

Balance - December 22, 2008	-	$ -	$ -	$ -

Common stock issued for cash	5,500,000	5,500	-	5,500

Net (loss) for the period	-	-	(9,884)	(9,884)

Balance -October 31, 2009	5,500,000	5,500	(9,884)	(4,384)

Net (loss) for the period	-	-	(13,692)	(13,692)

Balance -April 30, 2010	5,500,000	$ 5,500	$ (23,576)	$ (18,076)

The accompanying notes to consolidated financial statements are an integral part of this statement.

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				For The Period From	For The Period From
	Three Months	Three Months	Six Months	December 22, 2008	December 22, 2008
	Ended	Ended	Ended	(Inception) Through	(Inception) Through
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 30, 2010

Operating Activities:
Net (loss)	$ (4,742)	$ -	$ (13,692)	$ (325)	$ (23,576)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	5,268	-	-	-	-
Security deposit	-	-	(198)	-	(198)
Accounts payable and accrued liabilities	(6)	-	4,266	325	17,202

Net Cash (Used in) Operating Activities	520	-	(9,624)	-	(6,572)

Financing Activities:
Proceeds form issuance of common stock	-	-	-	-	5,500
Loan from Director and stockholder	750	-	1,500	-	2,500

Net Cash Provided by Financing Activities	750	-	1,500	-	8,000

Net Increase in Cash	1,270	-	(8,124)	-	1,428

Cash - Beginning of Period	158	-	9,552	-	-

Cash - End of Period	$ 1,428	$ -	$ 1,428	$ -	$ 1,428

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

1.      Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Trade Link Wholesalers Inc. (the “Company” or “Trade Link Wholesalers”) is a Nevada corporation in the development stage and has minimal operations. The Company was incorporated under the laws of the State of Nevada on December 22, 2008. The Company is involved in sale and distribution of premium aftermarket automotive wheels and accessories manufactured in North America. Trade Link Wholesalers is a re-seller/distributor and does not manufacture the products it offers for sale.

Unaudited Financial Statements

The accompanying consolidated financial statements of Trade Link Wholesalers Inc. as of April 30, 2010, and October 31, 2009, for the three and six months ended April 30, 2010, for the period from inception through April 30, 2009, and cumulative from inception are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2010, and October 31, 2009, and the results of its operations and its cash flows for the three and six months ended April 30, 2010, for the period from inception through April 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending October 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of October 31, 2009, filed with the SEC for additional information, including significant accounting policies.

    Principles of Consolidation

The Company's consolidated financial statements include the accounts of Trade Link Wholesalers Inc., an Ontario, Canada, based company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the development stage and has realized minimal revenues from operations.  The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. These incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

   TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

  Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended April 30, 2010 and October 31, 2009.

 Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, now encompassed under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  Trade Link Wholesalers establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Trade Link Wholesalers could realize in a current market exchange.  As of April 30, 2010, and October 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

   Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the period ended April 30, 2010, and October 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the period ended April 30, 2010 and October 31, 2009.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying consolidated financial statements as general and administrative expenses, and are expensed as incurred.

Estimates

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

1.            Development Stage Activities and Going Concern

The Company is in the development stage, and has minimal operations.  The Company is involved in sale and distribution of premium aftermarket automotive wheels and accessories manufactured in North America.

During the period from December 22, 2008, through April 30, 2010, the Company was organized and incorporated, and conducted a capital formation activity to raise $5,500 through a stock subscription agreement.  The Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the sale and distribution of premium aftermarket automotive wheels and accessories or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of April 30, 2010, the Company had a working capital deficiency of $18, 274.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

   3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.  No other class of stock is authorized.

During the period from December 22, 2008 (inception) to October 31, 2009, the Company issued 5,500,000 shares of common stock at $0.001 per share to its Directors and officers for total proceeds of $5,500.

As of April 30, 2010, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

4.     Related Party Transactions

The President of the Company provides management services to the Company. During the period ended April 30, 2010, management services of $1,500 (October 31, 2009: $1,000) were charged to operations.

As of April 30, 2010, the Company owed to Directors of the Company $2,500 for management fees. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

    5.     Recent Accounting Pronouncements

A new FASB standard - Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“No. 164”) was issued on May 22, 2009.  No. 164, now encompassed under ASC 820, is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.       Determines whether a combination is a merger or an acquisition.

b.      Applies the carryover method in accounting for a merger.

c.       Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.

d.      Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending Statement No. 142, “Goodwill and Other Intangible Assets,” to make it fully applicable to not-for-profit entities.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisitions date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Trade Link Wholesalers does not expect the adoption of this pronouncement to have material impact on its financial statements.

A new FASB standard -Statement No. 165, “Subsequent Events” (“No. 165”) was issued on May 28, 2009.  No. 165, now encompassed under ASC 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, No. 165 provides:

1.      The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.      The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.      The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of Trade Link Wholesalers does not expect the adoption of this pronouncement to have material impact on its financial

A new FASB standard - Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“No. 166”) was issued in June 2009.  No. 166, now encompassed under ASC 860, is a revision to the Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

 This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Trade Link Wholesalers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

A new FASB standard - Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" (“No. 167”) was issued in June 2009.  No. 167, now encompassed under ASC 810, amends certain requirements of Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Trade Link Wholesalers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

A new FASB standard-Statement No.168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("No. 168") was issued in June 2009.  No. 168, now encompassed under ASC 105, establishes the Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of Trade Link Wholesalers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

An Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” (“Update No. 2009-04”) was issued in August 2009. The Update No.2009-004 represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

An Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” (“Update No.2009-05”) was issued in August 2009. The Update No.2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

An Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99” (“Update No.2009-08”) was issued in September 2009. The Update No.2009-08 represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

An Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” (“Update 2009-09”) was issued in September 2009.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

An Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” (Update No.2009-12) was issued in September 2009.  The Update No.2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

An Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash” (“The Update No.2010-01”) was issued in January 2010. The Update No.2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the  Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

An Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” (“Update No. 2010-02”) was issued in January 2010.  The Update No.2010-02 provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

(Unaudited)

1. A subsidiary or group of assets that is a business or nonprofit activity

2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.      Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.      Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

    6.     Subsequent events

Subsequent to April 30, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 4,035,000 common shares at $0.008 per share for total proceeds of $32,280 pursuant to this Registration Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Plan of Operation

We were formed on December 22, 2008 as Trade Link Group, Inc. On September 4, 2009, we have changed our name to Trade Link Wholesalers Inc. Our plan is to export and sell premium aftermarket automotive wheels and wheel care products manufactured in North America to emerging markets of Russia and other Eastern European countries. We do not manufacture the products we offer for sale. On September 2, 2009 we have incorporated a wholly owned (ownership interest – 100%) subsidiary Trade Link Wholesalers Inc. an Ontario, Canada, based company.

References in this Report to “Trade Link Wholesalers” refer to Trade Link Wholesalers Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

We are a development stage company and have limited active business operations and no significant assets. We have limited revenues and have incurred losses since our inception on December 22, 2008. The Company to date has funded its initial operations through the issuance of 9,535,000 shares of capital stock for the net proceeds of $37,780 and revenue from sales of $9,423. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our  liabilities arising from normal business operations when they come due, in their report on our financial statements for the period from inception (December 22, 2008) to October 31, 2009, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the six months ended April 30, 2010 compared to the period ended April 30, 2009

We have generated $5,268 in revenues from sales of aftermarket wheels during the six months ended April 30, 2010. We have not generated any revenues during the period from inception (December 22, 2008) to April 30, 2009.

General and administrative expenses for the six months ended April 30, 2010, were $14,816 compared to $325 for the period ended April 30, 2009.  The increase was primarily attributable to increases in professional ($6,750) and consulting ($2,900) fees, management fees of $1,500, travel of $1,254, as well as an increase of $2,412 in other general and administrative expenses.

Subsequent to April 30, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 4,035,000 common shares at $0.008 per share for total proceeds of $32,280 pursuant to this Registration Statement.

Liquidity and Capital Resources

We have incurred $23,576 in operating losses since inception. As of April 30, 2010, we had $1,428 in cash compared to $9,552 at October 31, 2009.  As of April 30, 2010, we had a working capital deficiency of $18,274, compared to a working capital deficiency of $4,384 as of October 31, 2009.

Net cash used in operating activities for the six months ended April 30, 2010 was $9,624, compared with net cash used of $Nil for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the six months ended April 30, 2010 and period from inception (December 22, 2008) to April 30, 2009. Net cash provided by financing activities for the six months ended April 30, 2010 was $1,500, compared to net cash provided by financing activities in the prior year period of $Nil. We have not issued any stock or received any share subscription funds during the six months ended April 30, 2010.

Subsequent to April 30, 2010, we have received $32,280 in proceeds from sale of 4,035,000 shares of common stock at

 $0.008 per share.

The Company must raise additional funds or increase revenues from sales of aftermarket wheels and wheel care products in order to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Recent Accounting Pronouncements

See Note 5 to the Financial Statements.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                                          Description

3.1                                                       Articles of Incorporation (i)

3.2                                                       Bylaws (i)

31.1                                                     Section 302 Certification of Chief Executive Officer*

31.2                                                     Section 302 Certification of Chief Financial Officer *

32.1                                                     Section 906 Certification of Chief Executive Officer *

32.2                                                     Section 906 Certification of Chief Financial Officer *

*filed herewith

(i) Incorporated by reference to the Form S-1 registration statement filed on January 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2010

TRADE LINK WHOLESALERS INC.

By:	/s/ Natalia Gaubina
Natalia Gaubina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Trade Link Wholesalers Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Natalia Gaubina	President, CEO and Director	June 14, 2010
Natalia Gaubina
/s/Galina Shalimova	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	June 14, 2010
Galina Shalimova