Form 10-Q
period 2010-07-31
TRADE LINK WHOLESALERS INC.
filed 2010-09-02
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-164488

TRADE LINK WHOLESALERS INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2776002
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Brickstone Square, Suite 201, Andover, MA	01810
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 31, 2010
Common Stock, $.001 par value	9,535,000

TRADE LINK WHOLESALERS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADE LINK WHOLESALERS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

(Unaudited)

         Financial Statements-

                  Consolidated Balance Sheet as of July 31, 2010......................................................... F-2

                  Consolidated Statement of Operations for the Three Months Ended

                  July 31, 2010 and 2009, for the Nine Months Ended July 31, 2010, for the Period

                  from December 22, 2008 (Inception) Through July 31, 2009 and for the Period

                     from December 22, 2008 (Inception) Through July 31, 2010……………………….......F-3

                  Consolidated Statement of Stockholders’ (Deficit) for the Period from Inception

                       Through July 31, 2010 …………………………………………………………….........F-4

                  Consolidated Statement of Cash Flows for the Nine Months Ended July 31, 2010

                   for the Period  from December 22, 2008 (Inception) July 31, 2009 and for the Period from December 22, 2008 (Inception) Through July 31, 2010……….......F-5

         Notes to Consolidated Financial Statements July 31, 2010…………………………………....F-6

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	July 31,	October 31,
Current Assets:	2010	2009

Cash	$ 11,756	$ 9,552

Total current assets	11,756	9,552

Security deposit	198	-

Total Assets	$ 11,954	$ 9,552

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 15,141	$ 12,936
Due to related party	3,250	1,000

Total current liabilities	18,391	13,936

Total liabilities	18,391	13,936

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
9,535,000 and 5,500,000 issued and outstanding
in 2010, and 2009, respectively	9,535	5,500
Additional paid in capital	28,245	-
(Deficit) accumulated during the development stage	(44,217)	(9,884)

Total stockholders' (deficit)	(6,437)	(4,384)

Total Liabilities and Stockholder's (Deficit)	$ 11,954	$ 9,552

The accompanying notes to financial statements are

an integral part of these balance sheets

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
				For The Period From	For The Period From
	Three Months	Three Months	Nine Months	December 22, 2008	December 22, 2008
	Ended	Ended	Ended	(Inception) Through	(Inception) Through
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009	July 31, 2010

Revenues, net	$ -	$ -	$ 5,268	$ -	$ 9,423
Cost of Revenues	-	-	4,144	-	7,324
Gross Profit	-	-	1,124	-	2,099

Expenses:
General and administrative-
Accounting and audit fees	5,250	-	12,000	-	15,500
Consulting	706	-	3,606	-	4,606
Executive compensation	750	-	2,250	-	3,250
Legal - Organization costs	-	-	-	325	832
Transfer agent	12,028		12,028		12,028
Travel	1,039	-	2,293	-	5,602
Other	868	-	3,280	-	4,498
Total operating expenses	20,641	-	35,457	325	46,316

(Loss) from Operations	(20,641)	-	(34,333)	(325)	(44,217)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-
Net (Loss)	$ (20,641)	$ -	$ (34,333)	$ (325)	$ (44,217)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ -	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,767,391	-	6,601,099	-

The accompanying notes to financial statements are
an integral part of these statements.

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (DECEMBER 22, 2008)
THROUGH JULY 31, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 22, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash	5,500,000	5,500	-	-	5,500
Net (loss) for the period	-	-	-	(9,884)	(9,884)
Balance -October 31, 2009	5,500,000	5,500	-	(9,884)	(4,384)

Common stock issued for cash at $0.08 per share	4,035,000	4,035	28,245	-	32,280
Net (loss) for the period	-	-	-	(34,333)	(34,333)
Balance - July 31, 2010	9,535,000	$ 9,535	$ 28,245	$ (44,217)	$ (6,437)

The accompanying notes to financial statements are

an integral part of this statement.

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For The Period From	For The Period From
	Nine Months	December 22, 2008	December 22, 2008
	Ended	(Inception) Through	(Inception) Through
	July 31, 2010	July 31, 2009	July 31, 2010

Operating Activities:
Net (loss)	$ (34,333)	$ (325)	$ (44,217)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	-	-	-
Security deposit	(198)	-	(198)
Accounts payable and accrued liabilities	2,205	325	15,141
Net Cash (Used in) Operating Activities	(32,326)	-	(29,274)

Financing Activities:
Proceeds form issuance of common stock	32,280	-	37,780
Loan from Director and stockholder	2,250	-	3,250
Net Cash Provided by Financing Activities	34,530	-	41,030
Net Increase in Cash	2,204	-	11,756

Cash - Beginning of Period	9,552	-	-
Cash - End of Period	$ 11,756	$ -	$ 11,756

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are

an integral part of these statements.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

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

Unaudited Financial Statements

The accompanying consolidated financial statements of Trade Link Wholesalers Inc. as of July 31, 2010, and October 31, 2009, for the three and nine months ended July 31, 2010, for the period from inception through July 31, 2009, and cumulative from inception are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2010, and October 31, 2009, and the results of its operations and its cash flows for the three and nine months ended July 31, 2010, for the period from inception through July 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending October 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of October 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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

JULY 31, 2010

(Unaudited)

discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. These incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended July 31, 2010 and October 31, 2009.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Trade Link Wholesalers could realize in a current market exchange.  As of July 31, 2010, and October 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

(Unaudited)

   Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the period ended July 31, 2010, and October 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the period ended July 31, 2010 and October 31, 2009.

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

2.            Development Stage Activities and Going Concern

The Company is in the development stage, and has minimal operations.  The Company is involved in sale and distribution of premium aftermarket automotive wheels and accessories manufactured in North America.

During the period from December 22, 2008, through July 31, 2010, the Company was organized and incorporated, and conducted a capital formation activity to raise $37,780 through a stock subscription agreement.  The Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

(Unaudited)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of July 31, 2010, the Company had a working capital deficiency of $6,635.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

During the nine months ended July 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 4,035,000 common shares at $0.008 per share for total proceeds of $32,280 pursuant to this Registration Statement.

As of July 31, 2010, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

4.     Related Party Transactions

The President of the Company provides management services to the Company. During the period ended July 31, 2010, management services of $2,250 (October 31, 2009: $1,000) were charged to operations.

As of July 31, 2010, the Company owed to Directors of the Company $3,250 for management fees. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

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

JULY 31, 2010

(Unaudited)

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

JULY 31, 2010

(Unaudited)

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

JULY 31, 2010

(Unaudited)

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

JULY 31, 2010

(Unaudited)

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

Results of Operations

For the nine months ended July 31, 2010 compared to the period ended July 31, 2009

We have generated $5,268 in revenues from sales of aftermarket wheels during the nine months ended July 31, 2010. We have not generated any revenues during the period from inception (December 22, 2008) to July 31, 2009.

General and administrative expenses for the nine months ended July 31, 2010, were $35,457 compared to $325 for the period ended July 31, 2009.  The increase was primarily attributable to increases in professional ($12,000) and consulting ($3,606) fees, management fees of $2,250, transfer agent fees of $12,028, travel of $2,293, as well as an increase of $3,280 in other general and administrative expenses.

During the nine months ended July 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 4,035,000 common shares at $0.008 per share for total proceeds of $32,280 pursuant to this Registration Statement.

Liquidity and Capital Resources

We have incurred $44,217 in operating losses since inception. As of July 31, 2010, we had $11,756 in cash compared to $9,552 at October 31, 2009.  As of July 31, 2010, we had a working capital deficiency of $6,635, compared to a working capital deficiency of $4,384 as of October 31, 2009.

Net cash used in operating activities for the nine months ended July 31, 2010 was $32,326, compared with net cash used of $Nil for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the nine months ended July 31, 2010 and period from inception (December 22, 2008) to July 31, 2009. Net cash provided by financing activities for the nine months ended July 31, 2010 was $34,530, compared to net cash provided by financing activities in the prior year period of $Nil. We have received $32,280 in proceeds from sale of 4,035,000 shares of common stock at $0.008 per share during the nine months ended July 31, 2010.

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

September 2, 2010

TRADE LINK WHOLESALERS INC.

By:	/s/ Natalia Gaubina
Natalia Gaubina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Trade Link Wholesalers Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Natalia Gaubina	President, CEO and Director	September 2, 2010
Natalia Gaubina
/s/Galina Shalimova	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	September 2, 2010
Galina Shalimova