Form 10-K
period 2010-10-31
TRADE LINK WHOLESALERS INC.
filed 2010-12-02
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-164488

TRADE LINK WHOLESALERS INC.
( Exact name of registrant as specified in its charter)

Nevada	27-2776002
State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

300 Brickstone Square, Suite 201, Andover, MA	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 662-5252

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Over the Counter
$0.001 par value	Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                                                                                                                                                Yes [   ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                             Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                    Yes [   ]   No [ x ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein , and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)             Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

The aggregate market value of the Company’s common shares of voting stock held by non-affiliates of the Company at October 31, 2010, computed by reference to the $0.008 Registration Statement per-share price on October 31, 2010 was $32,280.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort or expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances provided that the assumptions are set forth in this Form.

APPLICABLE ONLY OT REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark  whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to  the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of December 1, 2010, there were 9,535,000 shares of common stock, par value $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws and Authorized Reseller Agreement are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 22, 2010.

TRADE LINK WHOLESALERS INC.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Trade Link Wholesalers” mean Trade Link Wholesalers Inc. and its subsidiary on consolidated basis, unless otherwise indicated.

Item 1.   BUSINESS

Trade Link Wholesalers Inc. was formed as a corporation pursuant to the laws of the State of Nevada on December 22, 2008. as Trade Link Group, Inc. On September 4, 2009, we have changed our name to Trade Link Wholesalers Inc. We export and sell premium aftermarket automotive wheels and wheel care products manufactured in North America to emerging markets of Russia and other Eastern European countries. On September 2, 2009 we have incorporated a wholly owned (ownership interest – 100%) subsidiary Trade Link Wholesalers Inc. an Ontario, Canada, based company. Our consolidated financial statements include the accounts of our Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

We are a development stage company. The Company to date has funded its initial operations through the issuance of 9,535,000 shares of capital stock for the net proceeds of $37,780 and revenue from sales of wheels and wheel care products of $14,468. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2010, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the period ended October 31, 2009, we have entered into a non-exclusive Authorized Reseller Agreement (“Agreement”) with OOO “Turbo” (Turbo) whereby Turbo became a non-exclusive distributor for wheels and wheel care products supplied by Trade Link Wholesalers. Turbo specializes in reselling and installing automobile parts and accessories. The initial term was for twelve months with an automatic renewal unless terminated by either party not less than ten (10) days prior to the effective date of the notice of termination. The Agreement was automatically renewed for the next twelve (12) months on October 6, 2010. We have generated $14,468 in sales during the year ended October 31, 2010 pursuant to this Agreement.

In addition to operations through the re-sellers network during the year ended October 31, 2010, Trade Link Wholesalers launched a consumer-focused website www.usaexportwheels.com, where a customer can place a direct order via email, phone or fax. The website has a listing of over 90 premium wheels from 20 manufacturers. We are planning to launch an online shopping cart in the near future.

The Company is planning to expand the number of showroom locations in Moscow and St. Petersburg. At the present time, we have one physical showroom location.  We are currently in the process of securing two new showroom locations: one in Moscow and one in St. Petersburg. This will enable us to reach a greater number of customers. As well, we are planning to expand our locations to outside the country in Ukraine and Kazakhstan.

We are in the process of conducting market research to introduce alloy wheel cleaners and polishers to our product line up.

Our gross revenue from sales of wheels and wheel care products for the period from inception to October 31, 2010 was $14,468. Our cumulative loss from December 22, 2008 (inception) to October 31, 2010 is $34,749.

Premium Aftermarket Wheel and Wheel Care Products Industry

Aftermarket/Custom wheels

Alloy Wheels

A sizeable selection of aftermarket or custom wheels (sometimes called "rims”) are available to automobile owners who want lighter, larger and/or more stylish wheels on their cars, in order to increase performance, manipulate handling and suspension, and/or signify luxury, sportiness, or wealth. Custom wheels are not only an easy upgrade for a custom car, but they are also one of the popular upgrades to help build a custom car, custom truck, low-rider, or "off roader."  Custom wheels can be one of the most expensive upgrades with a price range from $150 to $2,500 per wheel. Custom wheels are usually made from an alloy of aluminum or magnesium metals (or sometimes a mixture of both).

For passenger vehicles, alloy wheels are not only bought for improved driving performance, but also for cosmetic purposes. The alloy wheel itself is shiny and/or has an intricate design, so there is no need for paint or wheel covers. By contrast, steel wheels either have to be painted steel rims with a chromed wheel nut, or be hidden with plastic wheel covers.

Alloy wheels are more expensive to produce than standard steel wheels, and thus are not included as standard equipment on base models of many non-luxury vehicles, instead being marketed as optional add-ons or as part of a more expensive trim. Alloy wheels have long been included as standard equipment on higher-priced luxury or sports cars, with larger-sized or "exclusive" alloy wheels being options.

There are three ways to categorize alloy wheels: by type of construction, material and finish.

Construction

Cast: Cast wheels are made by using a mold in the desired shape of the wheel and pouring melted metal into the cast

Forged: Forged wheels are made by forcing a raw block of metal into a shape with extreme pressure. Forging is an expensive, multi-stepped process.

Material

Aluminum Alloy: Aluminum Wheels are lighter and more durable than steel wheels, making them a good choice for aftermarket car parts customers.

Magnesium Alloy: Magnesium Alloy wheels are used in place of heavier steel or aluminum wheels for better performance. They have the disadvantages of being rather expensive and not practical for most street vehicles.

Finish

Chrome Wheels: The finish of a chrome wheels probably won’t be the longest lasting finish being that chrome has a tendency to rust, but chrome wheels will have the highest luster, or shine, if the chrome is properly cleaned and dried after washing to prevent rust/tarnish. Although Chrome is the easiest finish to clean, or maintain, attention to detail in cleaning this type of wheel is required. To prolong the finish on a chrome wheel, a consumer can apply a coat of wax after they are cleaned.

Polished Aluminum Wheels: Polished aluminum wheels have their own unique look and can easily be polished to a mirror-like shine. Polished aluminum does tarnish if the finish is not maintained. A chalky white substance, called oxidation, can form on aluminum wheels if they are not polished regularly. Cleaning these wheels can easily be done with a little aluminum polish and elbow grease.

Powder-Coated Wheels: This type of finish is one of the toughest finishes ever created and is available in thousands of different colors. Powder coating is more-or-less a plastic coating that is chemical and dirt resistant. Powder coated wheels make for great off road wheels because they can resist rust and tarnish much more so than chrome or polished aluminum. Powder coated wheels should be cleaned just like the paint on the car or truck.

Wheel Care Products

There are many products in the market that are specifically formulated to clean and protect alloy, painted alloy and stainless steel wheels. We plan to sell and distribute technologically advanced wheel cleaners and wheel polishers.

Alloy Wheel Cleaners

A vehicle’s tires, wheels and plastic trim live in a harsh environment of stopping, going and baking in the hot sun.  Under heavy breaking, heated dust particles from brake pads bombard the wheels and bake on to the finish.  If left on the wheel, a phenomenon known as galvanic corrosion sets in, which will eventually destroy the wheel's appearance.  The environment for the tires and black plastic trim is even worse.  Constant exposure to the sun's UV rays leach rubber and plastic of its natural color and flexibility.  There are plenty wheel and tire cleaners on the market. We plan to focus on selling the most advanced cleaners, polishes and sealants manufactured in the USA. Some U.S. based manufacturers offer a complete wheel and tire care kit consisting of a cleaner, polisher and applicators.

Wheel Polishers

Some of the most advanced wheel polish manufacturers are using nanotechnology in manufacturing process. The benefits of nanotechnology over conventional products are vast. By utilizing smaller building blocks, nano-waxes can fill even the smallest scratches and swirl marks in the paint. Through increased surface contact, nano-waxes also attain better anchorage-that is, they stick to the care paint better for longer lasting results. The same is true with nano-based metal polishes and their ability to fill, or remove minor imperfections.

Target Market Overview

With increased domestic assembly of foreign-brand vehicles, more Russians can afford to buy a quality brand car. Ford, GM, KIA, and Renault already have production locations in Russia. Toyota, DaimlerChrysler and Volkswagen already have announced plans to start production in Russia. The Russian government, as well as most of Russian traditional carmakers, have reached a perception that Russian brand cars cannot be competitive in quality. Russia’s large carmakers, except for AvtoVAZ producing LADA, have shifted to assembly of foreign-make (foreign-brand) cars.

Competition

In our particular product segment, we compete against a diverse group of wholesalers and retailers offering wide range of OEM and aftermarket alloy wheels and wheel care products. We face significant competition from US manufacturers and wholesalers of alloy wheels who sell their products in the Russian and Eastern European market. We also compete with European and Russian wholesalers, distributors and retailers who supply alloy wheels and tires to Russian and Eastern European markets.

Some of the global aftermarket wheel brands include TeamDynamics, NAD Wheels, R2 Wheels, Lowenhart, DONZ, Rennen, Rial, Orobica Line, M.B Italia, Toora, G.M.P Italia, Vellano, MOZ, Watanabe, SSR Wheels, Wolfhart, Wolfrace, Panther Wheel, American Racing Wheels, Motegi Racing Performance Wheels, Weld Racing, BBS Wheels, CMS, 5Zigen, Volk Racing, Konig Wheels and Rimstock. Most wheel brands are ultimately sold through dealers such as Tire Rack (USA), Rhino Tuning (UK), and LA Connections (Russia).

There are a number of manufacturers and distributors of OEM and aftermarket alloy wheels in Russia. One of the largest domestic OEM alloy wheel manufacturers is Krasnoyarsk based K&K plant. K&K owns two light alloy wheel brands “K&K” and “Rapid” with over 120 designs and with sizes ranging from 12’ to 20’. K&K supplies all major domestic and foreign carmakers with production lines located in Russia. Amongst them are Ford, Renault, KIA, GM, AutoVaz, GAZ, LuAZ, Severstal Auto, and many others. The K&K has a developed distribution network with dealers located in major cities in Russia and former CIS countries, such as Ukraine, Kazakhstan, Uzbekistan, and Armenia.

In the Russian market, two examples of U.S.-based competitors include L.A. Connection and Russtec, Inc.

L.A.Connection (“LAC”), a California based manufacturer and distributor of premium aftermarket wheels and accessories, is one of the most notable distributors in the Russian market. The LAC was in the Russian market for six years and carries more than a dozen of premium wheel brands including HRE, ASANTI, STRUT, MODULAR SOCIETY, LEXANI, MHT, DUB, FOOSE, DUB SPINNERS, FORGIATO, AUTOCOUTURE, KINESIS, OFFROAD, VERTINI. LAC has showrooms in Moscow and Saint Petersburg.

Another California based company, Russtec Inc. is one of the emerging participants in the Russian market of premium wheels and accessories. The company owns one brand, Russtec Wheels. The forged wheels are designed in the USA, manufactured in Russia and finished in Italy.

Due to limited financing and fierce competition we may not be able to generate sustainable revenues and will have to cease operations.  In addition, it is possible that multinational wholesaler and retailers will increase their presence in the Russian market thereby achieving greater market penetration and placing additional competitive pressures on our business.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We currently have no pending or provisional patents or trademark applications.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

We have no full-time employees at the present time.  Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring employees until we have sufficient, reliable revenue from our operations.  Our officers and directors are planning to do whatever work is required until our business is at the point of having positive cash flow. We do not have any written employment agreements in place with our officers and directors.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

THE GLOBAL ECONOMY, CAPITAL MARKETS, CREDIT DISRUPTIONS AND POLITICAL ENVIRONMENT CHANGES CAN ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

Our business, operating results or financial condition can be impacted by a number of macroeconomic factors. These macroeconomic factors include but are not limited to consumer confidence and spending levels, unemployment, consumer credit availability, global factory production, and credit market conditions. Additionally, changes in the political environment in the markets in which we operate can adversely impact our business, such as foreign exchange import and export controls, tariffs and other trade barriers and price or exchange controls.

Our business is subject to seasonal and other fluctuations that affect our cash flows which could affect our operations.

Demand for wheels and tires tends to fluctuate from quarter to quarter, with the highest demand generally from March through October of each calendar year and the lowest demand typically from November through February of each calendar year. In addition, the popularity, supply and demand for particular wheel, tire or other accessory products may change from year to year based on consumer confidence, the volume of aftermarket wheels and accessories reaching the replacement wheel and tire market, the level of personal discretionary income and other factors. Local economic, weather, transportation and other conditions also affect the volume of wheel and tire sales, on both a wholesale and retail basis. Such fluctuations may adversely affect our operations and cash flows.

We operate in very competitive markets and may be unable to compete effectively in the worldwide automotive replacement parts industry.

The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of product design, price, product quality and brand recognition amongst the consumers. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. In addition we compete with manufacturers of wheels and replacement parts which we plan to re-sell. The products we plan to re-sell may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, have the ability to acquire similar products at a lower cost than we can, or adapt more quickly than we do to new technologies, designs, or evolving regulatory, industry, or customer requirements. As a result, the products we re-sell may not be able to compete successfully with their products. In addition, Original Equipment Manufacturers (OEM) may expand their internal production of components, introduce new designs at lower prices that will be more appealing to consumers, or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong.

Our international operations are subject to political, economic risks and foreign currency fluctuations.

We expect that most of our sales will be generated outside the United States.  We will be accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

political and economic instability;
inflation;
exchange controls and currency exchange rates;
foreign tax treaties and policies; and
restrictions on the transfer of funds to and from foreign countries.

Our financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates.  These fluctuations could cause our results of operations to vary materially.  From time to time, we may enter into agreements seeking to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in reducing our exposure to currency fluctuations or may not be available at a cost effective price.  We are not currently entered into any of these agreements.

WE HAVE INCURRED OPERATING LOSSES SINCE INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue for the foreseeable future. Our ability to earn a profit depends upon our ability to grow our sales to achieve a meaningful market share, and to re-sell the product lines on a consistent and cost effective basis. We cannot give any assurance that we will ever earn a profit from the sale of our product lines.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

There are a limited number of wheel, tire and aftermarket automobile accessories manufacturers in North America and, accordingly, we rely on a limited number of manufacturers of products we plan to re-sell. Our business depends on developing and maintaining productive relationships with these vendors. There can be no assurance that these suppliers will continue to supply products to us on favorable terms, or at all. Furthermore, in the event that any of our vendors were to experience financial, operational, production, supply, labor or quality assurance difficulties that resulted in a reduction or interruption in our supply, or if they otherwise failed to meet manufacturing requirements, we could be materially adversely affected. In addition, our failure to promptly pay or order sufficient quantities from our vendors may result in an increase in the cost of the products we purchase or a reduction in cooperative advertising and marketing funds or may lead to vendors refusing to sell products to us at all. To the extent that we would be required to find replacements for our manufacturers, a change in manufacturers could result in cost increases, time delays in deliveries and a loss of customers, any of which could have a material adverse effect on us.

We currently do not have long-term agreements with any of our potential brand manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time in the future.  There is also substantial competition among wholesalers for quality brand manufacturers.  To the extent we are unable to secure or maintain relationships with quality brand manufacturers, our business could be harmed.

We could be subject to product liability, personal injury or other litigation claims which could have an adverse effect on our business, financial condition and results of operations.

Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past, and we could be subject to claims, including product liability or personal injury claims. These claims may not be covered by insurance and vendors may be unwilling or unable to satisfy their indemnification obligations to us with respect to these claims. As a result, the defense, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition, results of operations or cash flows.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In his report dated November 29, 2010, our independent registered auditor, Ronald R. Chadwick, P.C. stated that our financial statements for the fiscal year ended October 31, 2010, were prepared assuming that we would continue as a going concern. However, he also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency. We continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OPERATING OUR BUSINESS AND WE HAVE NO COMMITMENTS TO PROVIDE THAT CAPITAL.

Our business plan calls for ongoing expenses in connection with the re-sale of wheels and wheel care accessories. As of October 31, 2010, we have generated $14,468 in revenue from sales of wheels and wheel care products and received $37,780 in proceeds from issuance of our common stock. Therefore we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We cannot give any assurances that we will be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we cannot successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Foreign currency exchange rate fluctuations may adversely affect our business.

Since we intend to market and sell our products in many different countries, changes in exchange rates can adversely affect our cash flows and results of operations. Furthermore, reported sales and purchases made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Our competitive position and future prospects depend on our senior managers.

Our ability to implement our business strategy is dependent to a large degree on the services, knowledge and experience of our senior management team, Natalia Gaubina, Galina Shalimova and Vasili Cherkasov. Moreover, competition for personnel with relevant expertise in the aftermarket wheel industry is intense due to the small number of qualified individuals and, as a result, we due to the start up nature of our business and limited resources may not be able to attract qualified replacement personnel in case of departure of our senior management. We are not insured against the detrimental effects to our business resulting from the loss or dismissal of our key personnel. The loss or decline in the services of members of our senior management team or an inability to attract, retain and motivate qualified key personnel would have a material adverse effect on implementation of our business plan, financial condition and results of operations.

BECAUSE OUR DIRECTORS OWN 57.68% OF OUR OUTSTANDING STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our directors, own approximately 57.68% of the outstanding shares of our common stock. Accordingly, they will have

significant influence in determining the outcome of all corporate transactions or other matters, including the     election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these individuals  may  differ from the  interests  of the other  stockholders and thus   result   in   corporate  decisions  that  are  disadvantageous  to  other shareholders.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND THE FINRA’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2.       PROPERTIES

We do not hold ownership or leasehold interest in any property.

Item 3.       LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 2010.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since July 9, 2010 under the symbol “TLWS.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2010	High	Low

Third Quarter	0.02	0.01

Fourth Quarter	0.02	0.01

Holders.

As of December 1, 2010, there are 33 record holders of 9,535,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

During the year ended October 31, 2009, we completed an offering of 5,500,000 shares of our common stock at a price of $0.001 per share to our directors Natalia Gaubina (3,000,000) and Galina Shalimova (2,500,000).  The total amount received from this offering was $5,500. We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

During the year ended October 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 4,035,000 common shares at $0.008 per share for total gross proceeds of $32,280, and net proceeds of $17,240 after offering costs of $15,040, pursuant to this Registration Statement.

There have been no other issuances of common or preferred stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended October 31, 2010 or 2009.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Trade Link Wholesalers Inc. was formed as a corporation pursuant to the laws of the State of Nevada on December 22, 2008. as Trade Link Group, Inc. On September 4, 2009, we have changed our name to Trade Link Wholesalers Inc. We export and sell premium aftermarket automotive wheels and wheel care products manufactured in North America to emerging markets of Russia and other Eastern European countries.

During the period ended October 31, 2009, we have entered into a non-exclusive Authorized Reseller Agreement (“Agreement”) with OOO “Turbo” (Turbo) whereby Turbo became a non-exclusive distributor of  wheels and wheel care products supplied by Trade Link Wholesalers. Turbo specializes in reselling and installing automobile parts and accessories. The initial term was for twelve months with an automatic renewal unless terminated by either party not less than ten (10) days prior to the effective date of the notice of termination. The Agreement was automatically renewed for the next twelve (12) months on October 6, 2010. We have generated $14,468 in sales during the year ended October 31, 2010 pursuant to this Agreement.

In addition to operations through the re-sellers network during the year ended October 31, 2010, Trade Link Wholesalers launched a consumer-focused website www.usaexportwheels.com, where a customer can place a direct order via email, phone or fax. The website has a listing of over 90 premium wheels from 20 manufacturers. We are planning to launch an online shopping cart in the near future.

Results of Operations

Financial Data Summary	Year Ended October 31,	December 22, 2008 (Inception) Through October 31,
	2010	2009

Revenue	$10,313	$4,155
General and Administrative Expenses	$27,489	10,859
Net Loss	$24,865	$9,884

Revenue

Our gross revenue from sales of wheels and wheel care products for the year ended October 31, 2010, was $10,313, compared to $4,155 for the period from December 22, 2008 (Inception) through October 31, 2009.  Our cost of goods sold for the same year ended October 31, 2010 was $7,689 (October 31, 2009: $3,180) resulting in a gross profit of $2,624 (October 31, 2009: $975).

Operating Costs and Expenses

The major components of our expenses for the year ended October 31, 2010, and for the period from December 22, 2008 (Inception) through October 31, 2009, are outlined in the table below:

	Year Ended October 31, 2010	December 22, 2008 (Inception) Through October 31, 2009
Accounting and audit fees	$ 10,250	$ 3,500
Consulting	3,606	1,000
Legal-Organization costs	-	832
Management	3,000	1,000
Rent	1,474	-
Transfer agent	1,000	-
Travel	6,691	3,309
Other	1,468	1,218
	$ 27,489	$ 10,859

Operating Expenses

The increase in our operating cost for the year ended October 31, 2010, compared to the period ended October 31, 2009, was due to the increase in general and administrative costs, management fees, travel expenses, rent and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources

Working Capital	Year Ended October 31, 2010	December 22, 2008 (Inception) Through October 31, 2009

Current Assets	$15,287	$9,552
Current Liabilities	$27,494	$13,936
Working Capital (Deficiency)	$(12,207)	$(4,384)

Cash Flows

	Year Ended October 31, 2010	December 22, 2008 (Inception) Through October 31, 2009

Cash provided by ( used for) operating activities	$(14,505)	$3,052
Cash used by Investing Activities	$-	$-
Cash provided by(used for) financing activities	$20,240	$6,500
Net increase in cash	$5,735	$9,552

We had cash of $15,287, accounts payable and accrued liabilities of $23,494 and amounts due to related party of $4,000 for a working capital deficiency of $(12,207) as of October 31, 2010.

We expect spending approximately $5,000, subject to financing, on market research and testing of new wheel care products in the market. As well, we anticipate spending an additional $12,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $17,000. We also expect to spend approximately $15,000 in inventory purchasing, subject to financing and securing customers’ orders. Accordingly, we will need to obtain additional financing in order to continue working toward the completion of our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $14,505 during the year ended October 31, 2010. Cash used in operating activities was funded by cash from financing activities and sales of wheels and wheel care products.

Cash From Investing Activities

No cash was used or provided in investing activities during the year ended October 31, 2010 and period ended October 31, 2009.

Cash from Financing Activities

To October 31, 2010, the Company has mostly funded its initial operations through the issuance of 9,535,000 shares of capital stock for proceeds of $37,780 and revenues from sales of wheels and wheel care products totalling $14,468.

 Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financing. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities.  Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the year ended October 31, 2010, included in this annual report,  have been prepared on a going concern basis, which implies that our  company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $14,468 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2010, our company has accumulated losses of $34,749 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRADE LINK WHOLESALERS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

Report of Registered Independent Auditors....................................................................................................	F-1

Financial Statements

Consolidated Balance Sheet as of October 31, 2010………………………….............…………………	F-2

Consolidated Statement of Operations for the Year Ended October 31, 2010, for the Period from December 22, 2008 (Inception) Through October 31, 2009 and for the Period from December 22, 2008 (Inception) Through October 31, 2010…………………………………………………………..

F-3

Consolidated Statement of Stockholders’ (Deficit) for the Period from Inception Through October31, 2010……………………………………………………………………………………………………	F-4

Consolidated Statement of Cash Flows for the Year Ended October 31, 2010 for the Period  from December 22, 2008 (Inception) Through October 31, 2009 and for the Period from December 22, 2008 (Inception) Through October 31, 2010……………………………………………....……………

F-5

Notes to Consolidated Financial Statements October 31, 2010………………..............………………...	F-6

F

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trade Link Wholesalers Inc.

Andover, Massachusetts

I have audited the accompanying consolidated balance sheets of Trade Link Wholesalers Inc. (a development stage company) as of October 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended October 31, 2010, the period from December 22, 2008 (inception) through October 31, 2009, and for the period from December 22, 2008 (inception) through October 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trade Link Wholesalers Inc. as of October 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended October 31, 2010, the period from December 22, 2008 (inception) through October 31, 2009, and for the period from December 22, 2008 (inception) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                                                /s/Ronald R. Chadwick, P.C.

November 29, 2010                                                                                              RONALD R. CHADWICK, P.C.

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31,	October 31,
Current Assets:	2010	2009

Cash	$ 15,287	$ 9,552

Total current assets	15,287	9,552

Security deposit	198	-

Total Assets	$ 15,485	$ 9,552

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 23,494	$ 12,936
Due to related party	4,000	1,000

Total current liabilities	27,494	13,936

Total liabilities	27,494	13,936

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
9,535,000 and 5,500,000 issued and outstanding
in 2010, and 2009, respectively	9,535	5,500
Additional paid in capital	13,205	-
(Deficit) accumulated during the development stage	(34,749)	(9,884)

Total stockholders' (deficit)	(12,009)	(4,384)

Total Liabilities and Stockholder's (Deficit)	$ 15,485	$ 9,552

The accompanying notes to financial statements are

an integral part of these balance sheets

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For The Period From	For The Period From
	Year	December 22, 2008	December 22, 2008
	Ended	(Inception) Through	(Inception) Through
	October 31, 2010	October 31, 2009	October 31, 2010

Revenues, net	$ 10,313	$ 4,155	$ 14,468

Cost of Revenues	7,689	3,180	10,869

Gross Profit	2,624	975	3,599

Expenses:
General and administrative-
Accounting and audit fees	10,250	3,500	13,750
Consulting	3,606	1,000	4,606
Executive compensation	3,000	1,000	4,000
Legal -Organization costs	-	832	832
Rent	1,474	-	1,474
Transfer agent	1,000	-	1,000
Travel	6,691	3,309	10,000
Other	1,468	1,218	2,686

Total operating expenses	27,489	10,859	38,348

(Loss) from Operations	(24,865)	(9,884)	(34,749)
	-	-	-
Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$ (24,865)	$ (9,884)	$ (34,749)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,340,603	544,728

The accompanying notes to financial statements are
an integral part of these statements.

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (DECEMBER 22, 2008)
THROUGH OCTOBER 31, 2010

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 22, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash	5,500,000	5,500	-	-	5,500

Net (loss) for the period	-	-	-	(9,884)	(9,884)

Balance -October 31, 2009	5,500,000	5,500	-	(9,884)	(4,384)

Common stock issued for cash at $0.008 per share,
net of offering costs of $15,040	4,035,000	4,035	13,205	-	17,240
Net (loss) for the year	-	-	-	(24,865)	(24,865)

Balance - October 31, 2010	9,535,000	$ 9,535	$ 13,205	$ (34,749)	$ (12,009)

The accompanying notes to financial statements are

an integral part of this statement.

TRADE LINK WHOLESALERS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For The Period From	For The Period From
	Year	December 22, 2008	December 22, 2008
	Ended	(Inception) Through	(Inception) Through
	October 31, 2010	October 31, 2009	October 31, 2010

Operating Activities:
Net (loss)	$ (24,865)	$ (9,884)	$ (34,749)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	-	-	-
Security deposit	(198)	-	(198)
Accounts payable and accrued liabilities	10,558	12,936	23,494

Net Cash (Used in) Operating Activities	(14,505)	3,052	(11,453)

Financing Activities:
Proceeds form issuance of common stock (Net)	32,280	5,500	37,780
Offering costs	(15,040)	-	(15,040)
Loan from Director and stockholder	3,000	1,000	4,000

Net Cash Provided by Financing Activities	20,240	6,500	26,740

Net Increase in Cash	5,735	9,552	15,287

Cash - Beginning of Period	9,552	-	-

Cash - End of Period	$ 15,287	$ 9,552	$ 15,287

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are an integral part of these statements.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

1.             Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Trade Link Wholesalers Inc. (the “Company” or “Trade Link Wholesalers”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on December 22, 2008 and is involved in sale and distribution of premium aftermarket automotive wheels and accessories manufactured in North America. Trade Link Wholesalers is a re-seller/distributor and does not manufacture the products it offers for sale.

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

             Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended October 31, 2010 and 2009.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Trade Link Wholesalers could realize in a current market exchange.  As of October 31, 2010 and 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the years ended October 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

              Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the years ended October 31, 2010 and 2009.

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

2.             Development Stage Activities and Going Concern

The Company is in the development stage and is involved in sale and distribution of premium aftermarket automotive wheels and accessories manufactured in North America.

During the period from December 22, 2008, through October 31, 2010, the Company was organized and incorporated, and conducted a capital formation activity to raise $37,780 through a stock subscription agreement.  The Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of October 31, 2010, the Company had a working capital deficiency of $(12,207).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.  No other class of stock is authorized.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

During the period from December 22, 2008 (inception) to October 31, 2009, the Company issued 5,500,000 shares of common stock at $0.001 per share to its Directors and officers for total proceeds of $5,500.

During the year ended October 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 4,035,000 common shares at $0.008 per share for total gross proceeds of $32,280, and net proceeds of $17,240 after offering costs of $15,040, pursuant to this Registration Statement.

As of October 31, 2010, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

   4.          Income Taxes

The provision (benefit) for income taxes for the years ended October 31, 2010 and 2009 was as follows: (assuming a 15% effective tax rate)

	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$ 5,212	$ 1,482
Change in valuation allowance	(5,212)	(1,482)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of October 31, 2010 and 2009 as follows:

	2010	2009

Loss carryforwards	$ 5,212	$ 1,482
Less - Valuation allowance	(5,212)	(1,482)

Total net deferred tax assets	$ -	$ -

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $34,749 as of October 31, 2010, which may be available to reduce future year’s taxable income.

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

These carryforwards will expire, if not utilized, commencing in 2029.  Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

5.     Related Party Transactions

The President of the Company provides management services to the Company. During the year ended October 31, 2010, management services of $3,000 (October 31, 2009: $1,000) were charged to operations.

As of October 31, 2010, the Company owed to Directors of the Company $4,000 for management fees. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

    6.         Recent Accounting Pronouncements

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

OCTOBER 31, 2010

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

OCTOBER 31, 2010

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

OCTOBER 31, 2010

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

An Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” (“Update No. 2010-02”) was issued in January 2010.  The Update No.2010-02 provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1. A subsidiary or group of assets that is a business or non-profit activity

2. A subsidiary that is a business or non-profit activity that is transferred to an equity method investee or joint venture

3. An exchange of a group of assets that constitutes a business or non-profit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

TRADE LINK WHOLESALERS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

1.       Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.       Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions. If a decrease in ownership occurs in a subsidiary that is not a business or non-profit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In February 2010, the FASB amended its guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This amendment is effective upon the issuance date of February 24, 2010.  The Company adopted this amendment as of February 28, 2010.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2010 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Natalia Gaubina	President, Chief Executive Officer, and Director
Galina Shalimova Vasili Cherkasov	Chief Financial Officer, Secretary, Treasurer and Director Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Mrs. Natalia Gaubina has served as our President and Chief Executive Officer and a member of the Board of Directors since August, 2009.  From 2001 to 2007, Mrs. Gaubina has held various sales positions with Avangard Auto, Auto Center, car dealerships, and Super Shinna, a retail store, in Moscow Region, Russia. From January 2008 to present Mrs. Gaubina provides sales and marketing services to various auto dealers on a contract basis. Mrs. Gaubina is not an officer or Director of any other reporting company.

Mrs. Galina Shalimova has been our Director and a member of the Board of Directors since August, 2009.  Shalimova has a Bachelor’s degree in economics and in the past twenty years held a variety of financial management positions with government and private companies. From 2004 to 2007, she was Chief Financial Officer at Sibirski Torgovi Dom, a privately-held company. From 2008 to present Mrs. Shalimova has worked as CFO of OOO “Polyus Trading” a private corporation involved with import and distribution of household electronics, based in Novosibirsk, Russia. Mrs. Shalimova is not an officer or Director of any other reporting company.

Mr. Vasili Cherkasov has been a member of the Board of Directors since our inception.  From 2003 to 2005, Mr. Cherkasov worked as a general manager at a car dealership, Automir.  From 2006 to September 2008 he was director of sales and marketing at Satellit-Auto, an auto dealership based in Novosibirsk. From October 2008 to present, Mr. Cherkasov has worked as a sales manager for Nomos Imports, a privately held company.  Mr. Cherkasov is not an officer or Director of any other reporting company.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Natalia Gaubina Galina Shalimova	1(1) 1(1)	1 1	Nil Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Item 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2010 and 2009 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Natalia Gaubina (1) Chief Executive Officer, President	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	3,000 1,000	3,000 1,000
Galina Shalimova Chief Financial Officer, Treasurer & Secretary	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)    Mrs. N. Gaubina receives compensation of $250 monthly commencing in July 2009.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2010 and 2009.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the 2010 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of October 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Natalia Gaubina Chief Executive Officer, President	—	—	—	$—	—	—	—	—	—
Galina Shalimova Chief Financial Officer, Treasurer & Secretary	—	—	—	$—	—	—	—	—	—

Option Exercises and Stock Vested

There were no options exercised or stock vested during the year ended October 31, 2010.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2010 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of October 31, 2010 there were 9,535,000 shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%
Common	Natalia Gaubina CEO, President	3,000,000	31.46
Common	Galina Shalimova CFO, Treasurer & Secretary	2,500,000	26.22
Common	Vasili Cherkasov, Director	Nil	Nil
Common	All executive officers and directors as a group (3 persons)	5,500,000	57,68

(1)  Applicable percentage of ownership is based on 9,535,000 shares of common stock outstanding on October 31, 2010. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The President of the Company provides management services to the Company. During the year ended October 31, 2010, management fees of $3,000 (October 31, 2009: $1,000) were charged to operations.

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Natalia Gaubina, is also our chief executive officer, and our director, Galina Shalimova, is also our chief financial officer. As a result, we do not have any independent directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended October 31, 2010, and 2009, we engaged Ronald R. Chadwick P.C., as our independent auditors.  For the years ended October 31, 2010, and 2009, we incurred fees as discussed below:

	Fiscal Year Ended
	October 31, 2010	October 31, 2009

Audit fees	$3,250	3,500
Audit – related fees	Nil	Nil
Tax fees	Nil	750
All other fees	4,500	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT

NUMBER      DESCRIPTION

3.1

Articles of Incorporation filed with the Nevada Secretary of State on December 22, 2008. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 22, 2010.

3.2	Bylaws filed with the Nevada Secretary of State on December 22, 2008. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 22, 2010.
10.1	Authorized Reseller Agreement. Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on January 22, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the December 1, 2010.

TRADE LINK WHOLESALERS INC.

By:	/s/ Natalia Gaubina
Natalia Gaubina
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Trade Link Wholesalers Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Natalia Gaubina	President, CEO and Director	December 1, 2010
Natalia Gaubina
/s/ Galina Shalimova	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	December 1, 2010
Galina Shalimova
/s/ Vasili Cherkasov	Director	December 1, 2010
Vasili Cherkasov