Form 10-Q
period 2011-03-31
China Modern Agricultural Information, Inc.
filed 2011-05-16
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
 (Exact name of registrant as specified in Charter)

Nevada	333-164488	27-2776002
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

No.A09, Wuzhou Sun Town
Limin Avenue, Limin Development District
Harbin, Heilongjiang, China
(Address of Principal Executive Offices)

(86) 0451-84800733
 (Registrant’s telephone number, including area code)
_______________

Trade Link Wholesalers, Inc.
 (Former name or former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011: 41,100,000 shares of common stock, par value $0.001 per share.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Modern Agricultural Information, Inc. and its consolidated subsidiaries Value Development Holding, Value Development Group and Jiasheng Consulting, and its variable interest entity Zhongxian Information.

In addition, unless the context otherwise requires and for the purposes of this report only

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Jiasheng Consulting” refers to Jiasheng Consulting Managerial Co., Ltd., a PRC company;
•	“Operating Company or Operating Companies” refers to Value Development Holding, Value Development Group, Jiasheng Consulting, and Zhongxian Information.
•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
•	“Value Development Holding” refers to Value Development Holding Limited., a British Virgin Islands company;
•	“Value Development Group” refers to Value Development Group Limited, a Hong Kong company;
•	“Xinhua Cattle” refers to Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company;
•	“Zhongxian Information” refers to Heilongjiang Zhongxian Information Co., Ltd., a PRC company;

ii

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Three and Nine Months Ended March 31, 2011 and 2010

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

CONTENTS	PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	3-4

Consolidated Statements of Income and Other Comprehensive Income	5-6

Consolidated Statements of Cash Flows	7-8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	9-29

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND JUNE 30, 2010

ASSETS	March 31, 2011	June 30, 2010
	(Unaudited)

Current assets:
Cash	$3,902,457	$2,959,661
Accounts receivable	2,439,741	1,358,448
Inventories	168,491	112,220
Prepaid expenses	656,732	618,660

Total current assets	7,167,421	5,048,989

Property, plant and equipment	1,828,152	1,769,295
Less: accumulated depreciation	(398,415)	(308,261)

Total property, plant and equipment, net	1,429,737	1,461,034

Biological assets, net	17,228,239	11,733,205

TOTAL ASSETS	$25,825,397	$18,243,228

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND JUNE 30, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2011	June 30, 2010
	(Unaudited)

Current liabilities:
Accounts payable	$-	$2,235
Accrued expenses and other payables	117,458	165,476
Stockholder loans	-	595,959
Loans from affiliates	184,521	748,170

Total current liabilities	301,979	1,511,840

Deferred income taxes	6,044,570	3,939,662

Total liabilities	6,346,549	5,451,502

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,100,000 shares and 35,998,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	41,100	35,998
Additional paid-in capital	1,603,170	1,170,802
Retained earnings	16,274,867	10,624,119
Statutory reserve fund	190,011	190,011
Other comprehensive income	1,137,378	606,341

Sub-total	19,246,526	12,627,271

Noncontrolling interests	232,322	164,455

Total stockholders’ equity	19,478,848	12,791,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,825,397	$18,243,228

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues	$6,805,786	$3,565,247	$17,201,388	$10,498,013
Cost of goods sold	(3,426,988)	(1,942,452)	(8,652,287)	(5,640,364)

Gross profit	3,378,798	1,622,795	8,549,101	4,857,649

Operating expenses:
Selling and marketing	(4,756)	(3,127)	(36,735)	(189,534)
General and administrative	(672,697)	(85,209)	(836,096)	(364,325)

Total operating expenses	(677,453)	(88,336)	(872,831)	(553,859)

Operating income	2,701,345	1,534,459	7,676,270	4,303,790

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2011	2010		2011		2010

Income before income taxes	2,701,345		1,534,459		7,676,270		4,303,790
Provision for income taxes	710,352		380,264		1,941,431		1,065,556

Net income before noncontrolling interests	1,990,993		1,154,195		5,734,839		3,238,234
Noncontrolling interests	(33,480)		(15,852)		(84,091)		(44,015)

Net income attributable to controlling interests	1,957,513		1,138,343		5,650,748		3,194,219

Other comprehensive income:
Foreign currency translation adjustment	75,969		(8,424)		531,037		(11,144)

Total comprehensive income	$2,033,482		$1,129,919		$6,181,785		$3,183,075

Earnings per common share, basic and diluted	$0.05	S	0.03	S	0.14	S	0.09

Weighted average shares outstanding, basic and diluted	40,779,900		35,998,000		40,278,332		35,998,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

Cash flows from operating activities:
Net income before noncontrolling interests	$5,734,839	$3,238,234
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,052,553	773,024
Deferred income taxes	1,941,431	1,065,531
Value of stock issued for expenses of reverse merger	41,000	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,081,293)	(147,646)
(Increase) decrease in inventories	(56,271)	142,018
Decrease (increase) in prepaid expenses	358,398	(339,864)
(Decrease) in accounts payable	(2,235)	(3,335)
(Decrease) increase in accrued expenses and other payables	(48,018)	32,032

Net cash provided by operating activities	7,940,404	4,759,994

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(2,203)
(Increase) in biological assets	(6,469,000)	(2,363,054)

Net cash (used in) investing activities	(6,469,000)	(2,365,257)

Cash flows from financing activities:
Loans from affiliates	1,094,805	611,507
Repayment of affiliates loans	(1,670,427)	(490,729)
Proceeds from stockholder loans	29,940	146,300
Repayment of stockholder loans	(644,525)	(1,466,100)

Net cash (used in) financing activities	(1,190,207)	(1,199,022)

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

Effect of exchange rate changes on cash	661,599	134,235

Net increase in cash	942,796	1,329,950
Cash, beginning of period	2,959,661	585,692

Cash, end of period	$3,902,457	$1,915,642

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:

Fair value of stock issued in exchange for consulting and legal services	$437,470	$-

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

1.           ORGANIZATION

China Modern Agricultural Information, Inc. (the “Company”), formerly known as Trade Link Wholesalers Inc. (“Trade Link”), was incorporated on December 22, 2008 under the laws of the State of Nevada.  Subsequent to March 31, 2011, on April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada in order to effect the name change from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, Trade Link entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holdings, Ltd., a British Virgin Islands company, (“Value Development”) (ii) Value Development’s shareholders, (iii) Trade Link, and (iv) Trade Link’s principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development and the Value Development shareholders transferred to Trade Link all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of Trade Link’s common stock as set forth in the Exchange Agreement, so that the Value Development shareholders own 87.80% of Trade Link’s outstanding shares (the “Share Exchange”).

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Liu Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Wang Youliang holds a 38% equity interest in Zhongxian Information. Pursuant to a VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting service to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

1.           ORGANIZATION (continued)

In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the stockholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.  As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

Trade Link Wholesalers, Inc.
100%
Value Development Holdings LTD.
(BVI)
100%
Value Development Group Limited
(Hong Kong)
Off Shore
On Shore
Liu Zhengxin & Wang Youliang
100%
62%
38%
1% Shareholders
Heilongjiang Zhongxian Information Co., Ltd.
Harbin Jiasheng Consulting Managerial Co. Ltd.
1%
99%
Sign VIE Agreement
Heilongjiang Xinhua Cattle Industry Co. Ltd.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

1.           ORGANIZATION (continued)

At the closing of the Share Exchange, Trade Link cancelled 5,500,000 shares of its common stock held by its principal stockholders.

The share exchange transaction constituted a reverse takeover transaction.  Accordingly, the purchase method under reverse takeover accounting has been adopted for the preparation of the consolidated financial statements.  As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development and its subsidiaries (the accounting acquirers).  Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) are under common control.  Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.  The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception of the periods presented.

In connection with the Exchange Agreement on January 28, 2011, the Company issued 100,000 shares of its common stock to attorneys for legal services rendered.  The fair value of the stock was $41,000, which has been included in general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the three and nine months ended March 31, 2011.

Zhongxian Information and Xinhua Cattle are engaged in acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.  Zhongxian Information was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”).  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was established in China in December 2005 with a registered capital of three million RMB.  Xinhua Cattle had no significant activities and its costs approximated the fair value at the date of acquisition.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

2.           CHANGE OF FINANCIAL YEAR END DATE

On January 28, 2011, in connection with the Share Exchange, the Company changed its fiscal year end date from October 31 to June 30.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the Company is required to include in its consolidated financial statements the financial statements of VIEs.  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of the entities.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information's 99% owned subsidiary, Xinhua Cattle.  The Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Reporting Entity and Basis of Accounting and Presentation (continued)

The unaudited interim financial statements of the Company as of March 31, 2011 and for the three and nine month periods ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 8-K for the fiscal year ended June 30, 2010, previously filed with the SEC.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2011.

Foreign Currency Translations

All Company assets are located in People’s Republic of China (“PRC”).  The functional currency for the majority of the Company’s operations is the RMB.  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

	March 31, 2011	June 30, 2010	March 31, 2010

Balance sheet items, except for stockholders’ equity, as of period end	0.1522	0.1473	N/A

Amounts included in the statements of income and statements of cash flows for the period	0.1497	N/A	0.1463

Foreign currency translation adjustments of $75,969 and $(8,424) for the three months ended March 31, 2011 and 2010, respectively, and $531,037 and $(11,144) for the nine months then ended, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income.

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations the RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s consolidated financial condition in terms of US dollar reporting.

Revenue Recognition

The Company’s primary source of revenues are derived from sale of fresh milk to two major Chinese manufacturing and distribution companies of dairy products.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from sales of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Revenue is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to its customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return of its products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

        Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses and other payables, shareholder loans and loans from affiliates.  As of March 31, 2011 and June 30, 2010, the carrying values of these financial instruments approximated their fair values due to the short maturity of these financial instruments.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses, when necessary, resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at March 31, 2011 and June 30, 2010, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising cost totaled $2,080 and $36,128 for three months ended March 31, 2011 and 2010, respectively, and $24,162 and $90,779 for the nine months then ended, respectively.

        Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of March 31, 2011 and June 30, 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Expenses

Prepaid expenses of $456,600 relating to funds advanced to an advisory firm to assist the Company in locating a public shell for the reverse merger and related financial matters were expensed during the three and nine months ended March 31, 2011.  Prepaid expenses of $396,470 as of March 31, 2011 represent the fair value of common stock issued to consultants.  The common stock was issued contingent upon achievement of certain milestones and completion of future services by the consultants.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 years
Automobile	10 years
Building and building improvements	10 and 20 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable.  The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets.  No impairment of long-lived assets was recognized for the three and nine months ended March 31, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Biological Assets

Biological assets consist of dairy cows for milking purposes.

Immature Biological Assets

Immature biological assets are recorded at cost, including acquisition costs, transportation costs, insurance expenses, and feeding costs, incurred in raising the cows.  Once the cow is able to produce milk, the cost of the immature biological asset is transferred to mature biological assets using the weighted average cost method.

Mature Biological Assets

Mature biological assets are recorded at their original or weighted average transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the three and nine months ended March 31, 2011, losses of $28,226 and $43,778 are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.  There was no gain or loss recognized during three and nine months ended March 31, 2010.

The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three and nine months ended March 31, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of March 31, 2011 and June 30, 2010, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at a graduate rate from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended March 31, 2011 and 2010.

BVI

Value Development is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Hong Kong

Value Development Group Limited is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non Hong Kong source income.

PRC

Xinhua Cattle is entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry.  Zhongxian Information is subject to an Enterprise Income Tax at 25% and files its own tax returns.  Consolidated tax returns are not permitted in China.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese subsidiary is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  The Company has fully funded the statutory reserve fund.

4.            RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

4.            RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2010, the FASB issued ASU No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”  (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2010, the FASB issued new accounting guidance, under ASC 605 on “Revenue Recognition.”  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC 855-10, “Subsequent Events,” to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

4.            RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC 820, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update will not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  The Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a VIE, and require additional disclosures.  The Company has assessed the terms contained in the contractual agreements between its wholly owned subsidiary and Zhongxian Information and determined that Zhongxian Information is a VIE, and accordingly, is consolidated in these financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

5.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2011	June 30, 2010

Machinery and equipment	$79,859	$77,288
Automobile	36,498	35,323
Building and building improvements	1,711,795	1,656,684

	1,828,152	1,769,295
Accumulated depreciation	(398,415)	(308,261)

Property, plant and equipment, net	$1,429,737	$1,461,034

Depreciation expense charged to operations for three months ended March 31, 2011 and 2010 was $24,358 and $28,316, respectively, and was $78,587 and $84,672 for the nine months then ended, respectively.

6.      BIOLOGICAL ASSETS

                Biological assets consist of the following:

	March 31, 2011	June 30, 2010

Immature biological assets	$7,248,706	$5,963,455
Mature biological assets	14,152,223	8,849,751

	21,400,929	14,813,206
Accumulated depreciation	(4,172,690)	(3,080,001)

Biological assets, net	$17,228,239	$11,733,205

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

6.      BIOLOGICAL ASSETS (continued)

Depreciation expense for three months ended March 31, 2011 and 2010 was $387,831 and $233,688, respectively, and was $973,966 and $688,352 for the nine months then ended, respectively, all of which was recorded in cost of goods sold in the consolidated statements of income and other comprehensive income.

7.       LEASE OBLIGATIONS

The Company leased one of its offices from an unrelated third party at a monthly rental approximately $1,100 under an operating lease, which expired in May 2010.  The Company has a verbal agreement with the landlord to continue to use the office at no cost.

The Company also leases another office at no cost from an unrelated third party.  On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015.  The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company.  The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost for the period from December 2, 2005 to December 1, 2015.

8.       RELATED PARTY TRANSACTIONS

The Company obtained one demand loan from its main stockholder without interest.  The balance of $0 and $595,959 as of March 31, 2011 and June 30, 2010, respectively, are included in stockholder loans in the accompanying consolidated balance sheets.

The Company makes advances to and receives loans from an affiliate which is a family member of the Company’s majority stockholder and a Company controlled by that family member.  Loans are non-interest bearing and payable on demand.  The balance of $184,521 and $748,170 as of March 31, 2011 and June 30, 2010, respectively, are included in loans from affiliates in the accompanying consolidated balance sheets.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

9.      FAIR VALUE MEASUREMENTS

FASB ASC 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.

10.     INCOME TAXES

The provision for income taxes consisted of the following for the three months ended March 31, 2011 and 2010:

	2011	2010

Current	$-	$-
Deferred	710,352	380,264

	$710,352	$380,264

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

10.     INCOME TAXES (continued)

The provision for income taxes consisted of the following for the nine months ended March 31, 2011 and 2010:

	2011	2010

Current	$-	$-
Deferred	1,941,431	1,065,556

	$1,941,431	$1,065,556

The statutory tax rates were the same as the effective tax rates at 25% for the three and nine months ended March 31, 2010.

The following tables reconcile the effective income tax rates with the statutory rates for the three and nine months ended March 31, 2011:

Three Months Ended March 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$675,336	25.00%
Differences in effective tax rates	(103,514)	(3.83%)
Transaction costs related to reverse merger	136,650	5.06%
Common stock issued for services	10,250	0.38%
Others	(8,370)	(0.31%)

As reported on the consolidated statements of income and other comprehensive income	$710,352	26.30%

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

10.     INCOME TAXES (continued)

Nine Months Ended March 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,919,067	25.00%
Differences in effective tax rates	(103,514)	(1.35%)
Transaction costs related to reverse merger	136,650	1.78%
Common stock issued for services	10,250	0.13%
Others	(21,022)	(0.27%)

As reported on the consolidated statements of Income and other comprehensive income	$1,941,431	25.29%

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

The laws of China permit the carry forward of net operating losses for a period of five years.  Undistributed earnings from Xinhua are not taxable until such earnings are actually distributed.

Deferred tax assets (liabilities) are comprised of the following at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Net operating losses carryforward	$98,087	$472,692
Undistributed earnings of subsidiary under PRC law	(6,142,657)	(4,412,354)

Net deferred tax (liabilities)	$(6,044,570)	$(3,939,662)

The Company’s tax filings are subject to examination by the tax authorities.  The tax years 2005 to 2010 remain open to examination by tax authorities in the PRC.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

11.     CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

The Company’s two customers for sales of milk accounted for 50% and 50% of sales for three months ended March 31, 2011 and 55% and 45% of sales for three months ended March 31, 2010.  The same two customers accounted for 53% and 47% of sales for the nine months ended March 31, 2011 and 55% and 45% of sales for the nine months ended March 31, 2010.

Item 2.                 Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the results of operations and financial condition of China Modern Agricultural Information Inc for the interim period ended March 31, 2011 and 2010 should be read in conjunction with the Selected Consolidated Financial Data, Trade Link’s financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward Looking Statements and Business sections in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations

The Development of our Business

China Modern Agricultural Information, Inc. (the “Company”), formerly known as Trade Link Wholesalers Inc. (“Trade Link”), was incorporated on December 22, 2008 under the laws of the State of Nevada.  Subsequent to March 31, 2011, on April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada in order to effect the name change from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, Trade Link entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holdings, Ltd., a British Virgin Islands company, (“Value Development”) (ii) Value Development’s shareholders, (iii) Trade Link, and (iv) Trade Link’s principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development and the Value Development shareholders transferred to Trade Link all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of Trade Link’s common stock as set forth in the Exchange Agreement, so that the Value Development shareholders own 87.80% of Trade Link’s outstanding shares (the “Share Exchange”).

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Liu Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Wang Youliang holds a 38% equity interest in Zhongxian Information. Pursuant to a VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting service to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through an Equity Pledge Agreement.

Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian”) was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”).  In February 2006, it acquired 99% of the registered capital of Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua”), which was established in China in December 2005 with a registered capital of three million RMB. When Xinhua was newly acquired by Zhongxian, it only had 2,400 adult cows. By the end of March 31, 2011, the number of adult cows was increased to 10, 904 which represented a total increase of 354% , or an average annual increase of 129%. The cows were raised by the company itself and purchased outside. The effect of the increase of number of adult cows has been presented on the company’s financial performance during prior years. All the revenue for the company was generated from its subsidiary, Xinhua.

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and nine months ended Mar 31, 2011 and 2010 respectively.

	For the three months ended March 31
			Change
	2011	2010	Amount	%
Revenue	6,805,786	3,565,247	3,240,539	91%
Cost of goods sold	3,426,988	1,942,452	1,484,536	76%
Gross profit	3,378,798	1,622,795	1,756,003	108%
Operating expenses	677,453	88,336	589,117	667%
Operating income	2,701,345	1,534,459	1,166,886	76%
Total comprehensive income	2,033,482	1,129,919	903,563	80%

	For the nine months ended March 31
			Change
	2011	2010	Amount	%
Revenue	17,201,388	10,498,013	6,703,375	64%
Cost of goods sold	8,652,287	5,640,364	3,011,923	53%
Gross profit	8,549,101	4,857,649	3,691,452	76%
Operating expenses	872,831	553,859	318,972	58%
Operating income	7,676,270	4,303,790	3,372,480	78%
Total comprehensive income	6,181,785	3,183,075	2,998,710	94%

Revenues
The revenue was mainly generated from selling of natural milk. We had total revenues of $6,805,786 for the three months ended March 31, 2011, an increase of $3,240,539 or 91%, compared to $3,565,247 for the three months ended Mar 31, 2010. The increase in revenue was primarily due to the increase in number of adult cows. Another reason caused the increase in revenue was due to the increase in sales price. The sales price of milk per kg was increased from RMB 1.85 to RMB 1.95 since November 2010 which presented 5% increase in selling price. Due to the increase in demand of natural milk in Chinese market, the selling price will keep increasing in the future.

The revenue for the nine months ended Mar 31, 2011 was $17,201,388, there was an increase of $6,703,375 or 64%, compared to $10,498,013 for the nine months ended Mar 31, 2010. The reason the revenue was increased largely was due to the increase in number of adult cows as well.

Gross profit
Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. In the three months ended Mar 31, 2011, our cost of goods sold was increased from $1,942,452 to $3,426,988 compared the three months ended Mar 31, 2010. It was increased by $1,484,536 or 76%. The increase in cost of goods sold was primarily due to the increase in number of adult cows.

For the nine months ended March 31, 2011, our cost of goods sold was increased from $5,640,364 to $8,652,287 compared the nine months ended March 31, 2010. It was increased by $3,011,923 or 53%. Comparing with the 64% increase in revenue, the 53% increase in cost of goods sold was reasonable.

Operating expenses

The company’s operating expenses were increased from $88,336 for the three months ended March 31, 2010 to $677,453 for the three months ended March 31, 2011. It was increased by $589,117 or 667%. It was mainly due to the prepayment to a Chinese financial advisory company for reverse merger which was expensed in this quarter that was $456,600. In addition, our legal fees, audit fees and filing expenses were increased sharply as the company was successfully listed in U.S stock exchange market. Our operating expenses were increased from $553,859 for the nine months ended March 31, 2010 to $872,831 for the nine months ended March 31, 2011. It was increased by $318,972 or 58%. The main reason for the increase is the same as the one in three months ended. The company believes the operating expenses will be decreased in the future as the reverse merger was completed in this quarter.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

None.

Item 6.       Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: May 16, 2011	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)