Form 10-K
period 2011-06-30
China Modern Agricultural Information, Inc.
filed 2011-09-28
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-164488

CHINA MODERN AGRICULTURAL INFORMATION, INC.
( Exact name of registrant as specified in its charter)

Nevada	27-2776002
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (86) 0451-84800733

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Over the Counter
$0.001 par value	Bulletin Board

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the Company’s common stocks held by non-affiliates computed by reference to the price at which the common stock was last sold, $0.008 per share, as of the last business day of the registrant’s most recently completed fiscal quarter: $190,827.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 41,100,000 shares of common stock, par value $0.001 per share, issued and outstanding as of September 26, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Item 1.   Business

In this Annual Report on Form 10-K, references to “we,” “our,” “us,” “the Company,” refer to China Modern Agriculture Information, Inc. and its subsidiaries and variable interest entities on a consolidated basis.

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

The Company was formed as a corporation with the name of Trade Link Group, Inc. pursuant to the laws of the State of Nevada on December 22, 2008. On September 4, 2009, we changed our name to Trade Link Wholesalers Inc. On September 2, 2009 we incorporated a wholly owned subsidiary Trade Link Wholesalers Inc. pursuant to the laws of Ontario, Canada.

On January 28, 2011 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holdings, a British Virgin Islands company, (ii) Value Development’s shareholders, (iii) us, and (iv) our principal stockholders. Pursuant to the terms of the Exchange Agreement, Value Development and the Value Development shareholders transferred to us all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of our common stock as set forth in the Exchange Agreement. As a result of the share exchange, we are now the holding company of Value Development Holding and its subsidiaries and variable interest entities,   a livestock company specializing in breeding of cows and calves, producing and distributing milk, as well as processing and distributing organic fertilizer in the city of Harbin within Heilongjiang Province of the Peoples Republic of China. On the Closing Date, in connection with the share exchange, the shareholders of Trade Link Wholesalers, Inc. consummated the sale of all of capital stock in Trade Link Wholesalers, Inc., to 1842247 Ontario Inc., and at the closing of such sale of capital stock, Trade Link’s wholly-owned subsidiary was no longer a wholly-owned subsidiary of the Company.

Value Development Holdings was incorporated under the laws of British Virgin Islands on June 24, 2010 to serve as an investment holding company. Value Development Holdings owns 100% of the equity interest of Value Development Group, a company incorporated under the laws of Hong Kong on September 17, 2010. Value Development Group owns 100% of the equity interest of Harbin Jiasheng Consulting Managerial Co., Ltd., a company incorporated under the laws of China on September 15, 2010.

On December 21, 2010, Jiasheng Consulting entered into a series of contractual agreements with Zhongxian Information, Co., Ltd., a company incorporated under the laws of the PRC, and its shareholders, in which Jiasheng Consulting effectively assumed management of the business activities of Zhongxian Information and its 99% owned subsidiary Heilongjiang Xinhua Cattle, and has the right to appoint all executives and senior management and the members of the board of directors of Zhongxian Information. Zhongxian Information was founded on January 21 2005, and is headquartered in the Limin Development Zone, Harbin, Heilongjiang Province, with registered capital of 10 million RMB. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, and an Equity Interest Pledge Agreement, through which Jiasheng Consulting has the right to provide exclusive complete business support and technical and consulting service to Zhongxian Information. Additionally, Zhongxian Information’s shareholders have pledged their rights, titles and equity interest in Zhongxian Information as security for Jiasheng Consulting to collect consulting and services fees provided to Zhongxian Information through an Equity Pledge Agreement. In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the shareholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

Our current corporate structure is set forth below:

Xinhua Cattle

Xinhua Cattle is a 99% subsidiary of Zhongxian Information, acquired in February 2006. Xinhua Cattle Industry is an agricultural technology company which devotes itself to cow breeding, livestock technical services, livestock technical consultation, and livestock technical training. Founded on December 1, 2005, Xinhua Cattle has a registered capital of 3 million RMB (about USD$371,000), and is located in Yaokule Village, Changqing County, Fulaerji District, Qiqihar, Heilongjiang Province.

Through a series of entrust feeding agreements, Xinhua Cattle designates over 90% of its cows to 200 local dairy farmers with respect to their raw milk production. Xinhua Cattle also provides comprehensive support and services prior to, during and post-birth. Xinhua Cattle effectively reduces breeding cost and improves revenue by realizing profits from its cow culling business, as well as capitalizing on the cow byproducts such as milk, calves and organic fertilizer.

Xinhua Cattle also relies on the importing of high-quality Holstein cows, effective breeding, Total Mixed Rations (“TMR”) feeding technology and efficient logistics supply system. TMR is a husbandry technique that mixes roughage, concentrates, vitamins and other additives to provide sufficient nutrients for the cows. Taking into consideration different demands in fiber, protein and energy, TMR ensures the stability in roughage to concentrates ratio, and consistency in nutrient strength. TMR assists with the reduction of production and labor costs, reduces instances of diseases, improves cow breeding management, and increases milk production.

Products

Zhongxian Information’s products include (1) raw milk; (2) breeding of cows and calves; and (3) processing and sale of green organic fertilizer.

Zhongxian Information has formed a livestock business system which integrates cow and calf breeding, raw milk production, and organic fertilizer production for direct sale to suppliers. Additionally, Zhongzxian Information provides livestock breeders with specialized livestock technical consultation, cow breeding technical support and agricultural informational support.

Our farmland is located in the Heilongjiang province which has a humid continental climate. This climate is ideal for the growth of grass, which in turn is essential in the grazing and feeding of our cattle that aids in our breeding of cows and calves, raw milk production and organic fertilizer production.

Raw Milk

We exclusively use Holstein cows for our milk production. Holstein cows are well-regarded for their abundant milk production and high quality milk. Currently, Zhongxian Information’s cows maintain a milking period of 305 days, producing milk that contains approximately 3.5% fat. Additionally, each cow is capable of producing 6500-7500 kg annually.

We maintain strict quality control and testing procedures to ensure our milk products are of a high quality. The milk production and quality controls ensure that the milk produced is high in nutrients and active biological substances.

Cow Feeders

Pursuant to a series entrust feeding agreements with local farmers, Xinhua Cattle designates 90% of its cows to local farmers for the purposes of aiding in our milk production. Pursuant to these agreements, we pay for the fostering fees and feed costs. In return, the local farmers provide us with the raw milk produced by the cows. A copy of a form Entrust Feeding Agreement is attached hereto as Exhibit 10.5.

Pursuant to these entrust feeding agreements, we entrust our cattle to local farmers to assist in a more efficient means to produce raw milk, as well as manure, used in our production of organic fertilizer. In that regard, we pay a monthly fee to local farmers that correlate to the number of calves, cattle and cows that are placed in their care. Pursuant to the agreements local farmers are responsible for the feeding and raising of the cattle as well as the raw milk production. Additionally, these local farmers ensure that each cow produces a minimum of 20 kg of milk daily.

These agreements provide for a monthly fee of 30 RMB per calf, 50 RMB per adult cattle, 80 RMB for young cattle and 180 RMB for cows to be paid to the local farmers. We are responsible for reimbursing the local farmers for the feeding costs. These agreements provide that the monthly feeding costs are determined as follows: 200 RMB per calf, 280 RMB per adult cattle, 300 RMB per young cattle, and 450 RMB per cow.

Local farmers are responsible for the production of milk and are required to timely deliver the milk production daily. All of the raw milk produced by the cattle is owned by us.

Additionally, the local farmers are contractually obligated to conduct periodic breeding for the young cattle and cows, at our expense. The breeding is overseen by veterinarians of our choosing. All calves produced by our entrusted cows are our property, and all calve births are overseen by veterinarians of our choosing.

All cow waste produced by our entrusted cattle is owned by us. The local farmers are obligated to collect the waste and provide it to us for further processing, and eventual sale as organic fertilizer.

Longjiang Sanniu Dairy Farming Co., Ltd.

Pursuant to an Entrust Feeding Agreement with Longjiang Sanniu Dairy Farming Co., Ltd. (the “Sanniu Dairy Agreement”) scheduled to expire on September 30, 2012, Xinhua Cattle designates 2,400 healthy adult cows to Sanniu Dairy in the aiding of our milk production. Pursuant to this agreement, we pay for the fostering fees and feed costs. In return, Sanniu Dairy provides the raw milk produced by the cows. A copy of our Entrust Feeding Agreement with Sanniu Dairy (the “Sanniu Dairy Agreement”) is attached hereto as Exhibit 10.6.

Pursuant to the Sanniu Dairy Agreement, our entrusting fees and feed expenses total 1,368,000 RMB per month. This total expense figure consists of an entrusting fee of 1,008,000 RMB per month and feeding expenses which total 360,000 RMB per month.

The Sanniu Dairy Agreement provides that delivery of the cows to Sanniu Dairy’s farm is required within two days after the execution of the Sanniu Dairy Agreement. We are responsible for arranging the transfer of our cows to Sanniu Dairy. Additionally, we are responsible for retrieving the cows at our expense at the expiration of the Sanniu Dairy Agreement.

The Sanniu Dairy Agreement provides that Sanniu Dairy will timely inform us of any injury or death of any of our entrusted cows. If Sanniu Dairy’s negligence is responsible for the injury or death to our cows, Sanniu Dairy will indemnify us for the loss. However, Sanniu Dairy is not responsible for any loss or damages to the cows resulting from the cows themselves. If the cows cause damage to Sanniu Dairy, then we will indemnify Sanniu Dairy. Finally, Sanniu Dairy will indemnify us with respect to any damages caused to us by a third party, and Sanniu Dairy will have the right to seek reimbursement from the responsible third party.

Sanniu Dairy is responsible for the production of milk and is required to timely deliver the milk production daily. All of the raw milk produced by the cattle is owned by us. Further, Sanniu Dairy has ensured that each cow will produce at least 20 kg of raw milk each day.

Additionally, Sanniu Dairy is contractually obligated to conduct periodic breeding for the young cattle and cows, at our expense. The breeding is overseen by veterinarians of our choosing. All calves produced by our entrusted cows are our property, and all calve births are overseen by veterinarians of our choosing. Male calves will be sold by us and female calves will be raised by Sanniu Dairy.

The Sanniu Dairy Agreement provides that both parties will negotiate a termination to the agreement upon the occurrence of events rendering such a termination. However, the Sanniu Dairy Agreement permits us to terminate the agreement if Sanniu Dairy becomes bankrupt or dissolves. Finally, either party may terminate the agreement if the other party materially breaches the Sanniu Dairy Agreement, and the breaching party will bear all loss and damages resulting from the breach.

The Sanniu Dairy Agreement also provides that the production of all raw milk, calves and cow waste belong to us.

Raw Milk Customers

Mengniu Dairy Co. Ltd.

Mengniu Dairy Co. Ltd. (“Mengniu”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 1.85/kilogram. However, the base price is based on the standard of our raw milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Mengniu has signed a two year contractual commitment to continue to purchase raw milk products from us until December 30, 2012.

Mengniu accounted for 48% of all milk sales for the year ended June 30, 2011 and 45% of all milk sales for the year ended June 30, 2010. A copy of our contract with Mengniu is attached hereto as Exhibit 10.7.

Feihe Dairy Co., Ltd. Longjiang Branch

Feihe Dairy Co., Ltd. Longjiang Branch (“Feihe Dairy”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 1.85/kilogram. However, the base price is based on the standard of our raw milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Feihe Dairy has signed a two year contractual commitment to continue to purchase raw milk products from us until December 15, 2012.

Feihe Dairy accounted for 48% of all our milk sales for the year ended June 30, 2011 and 55% of all our milk sales for the year ended June 30, 2010. A copy of our contract with Feihe Dairy is attached hereto as Exhibit 10.8.

Cow and Calve Breeding

We also breed Holstein cows for our cow and calf production. Holstein cows are noted for their quick daily weight gain. In that regard, our cows, on average, gain approximately 900-1,000 grams per day. A 500-day fattened Holstein cow weighs approximately 550 kg, 62.8% of which is fit for consumption.

On our farms, culled cows are sold after a 100-150 day fattening period, during which time they gain approximately 900-1000 grams per day. Once the cattle have grazed for a sufficient amount of time, the cattle are sold to livestock and agricultural companies for slaughter and production.

Cow and Calve Breeding Supplier

Beijing Qinfeng Xiongte Cow Development Co., Ltd.

We currently purchase purebred Australian Holstein cows and calves from Beijing Qinfeng Xiongte Cow Development Co., Ltd. (“Beijing Qinfeng”). Beijing Qinfeng is a limited liability company based in Beijing, China that is mainly engaged in the breeding and sale of purebred Australian Holstein cows, as well as imported cows. Currently, Beijing Qinfeng maintains two breeding centers in the Shunyi District of Beijing as well as in Harbin. Additionally, Beijing Qinfeng maintains two quarantine centers for imported cows, located in Tianjin and in Zhenjiang Jiangsu province. We have maintained a close relationship with Beijing Qinfeng since 2006 as a supplier of Holstein cows, calves and cattle.

Our current contract, entered into on September 24, 2010, provides that Beijing Qinfeng will supply us with a total of 2,400 Holstein cows for a contract price of 19,200,000 RMB., As of the date hereof, the Company has made all the payments due under this agreement. A copy of our contract with Beijing Qinfeng is attached hereto as Exhibit 10.10.
Refined Fodder and Cow Feed Supplier

Agribrand Purina Feed Co., Ltd.

We currently obtain our refined fodder and cow feed from Agribrand Purina Feed Co., Ltd. (“Agribrand”). Agribrand is our sole refined fodder and cow feed supplier. Our agreements provide that we provide monthly orders to Agribrand which are delivered to us within five days. Further, all cow feed and refined fodder must conform to all applicable national sanitary standards and be suitable for daily consumption by the cows.

We have entered into a two year agreement with Agribrand, and will continue to be supplied with their feed until December 25, 2012. A copy of the supply contract with Agribrand is attached hereto as Exhibit 10.9.

Cow and Calve Customers

Qiqihar Tianpeng Livestock Technology Co., Ltd.

Qiqihar Tianpeng Livestock Technology Co., Ltd. (“Qiqihar Tianpeng “) has been a purchaser of male calves since 2006. Qiqihar Tianpeng has now currently signed a two year contractual commitment to purchase male calves from us until December 23, 2012. The renewed agreement provides that Qiqihar Tianpeng will purchase our male calves on a fluctuating basis, with the price and volume determined through negotiations. A copy of our contract with Qiqihar Tianpeng is attached hereto as Exhibit 10.11.

Heilongjiang Heji Agricultural Development Co., Ltd.

Heilongjiang Heji Agricultural Development Co., Ltd. (“Heji Agricultural”) has been a purchaser of our culled cows since 2006. Heilongjiang has now signed a two year contractual commitment which expires on December 27, 2012 to continue to purchase culled cows from us. The renewed agreement also provides that Heji Agricultural will purchase our culled cows on a fluctuating basis, with the price and volume determined through negotiations. A copy of our contract with Heilongjiang Heji Agricultural Development Co., Ltd. is attached hereto as Exhibit 10.12.

Organic Fertilizer

As a by-product of our milk and beef businesses, we use the resulting manure as a source of additional revenue. In that regard we combine the raw material, the manure, with inoculating complex microbial agents. Once we combine the manure with the microbial agents, we then ferment the product using biological and chemical processes and microbial fermentation technology, which produces the organic fertilizer.

Our fertilizer product is unique, in that it decomposes slowly, maintains long fertilizing effect and slow nutrient loss. It can effectively promote the proliferation of useful microorganisms and enhance soil fertility, resulting in more abundant crop growth.

Organic Fertilizer Customer

Jianfa Bio-Organic Fertilizer Plant

Jianfa Bio-Organic Fertilizer Plant (“Jianfa”) has been the sole purchaser of our organic fertilizer products since 2006. Jianfa has now signed a two year contractual commitment to continue to purchase organic fertilizer products from us until December 25, 2012. We secured $210,771 in revenue from our organic fertilizer sales in the year ending June 30, 2011 and $144,066 in revenue from our organic fertilizer sales in the year ending on June 30, 2010. A copy of our contract with Jianfa is attached hereto as Exhibit 10.13.

Warehousing Capacities

We operate on 250,000 square meters of farm land, an office building, six barns, a silo, a boiler room, two warehouses and a milk extracting room. In total, our ranch encompasses 8,000 meters where we breed more than 16,000 heads of cattle. Reference is made to the disclosure set forth under the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosure is incorporated herein by reference.

Production Capacity

Our modern equipment and technology, combined with advanced processing techniques, helps ensure that our milk and beef production is high-quality, natural, ecological and organic. The careful management of breeding, cultivation, production and storage also leads to high quality products.

We implemented strict quality control on each process in purchasing, storage, processing and distribution. We keep any items that are examined in the course of quality control inspections for one year in accordance with National Technology Quality Supervision Bureau requirements. We cooperate fully with the Bureau during their random testing and examination of our products.

Research and Development

We had no expenses on research and development activities Company during the fiscal year 2011 and 2010.

Intellectual Property

We own and utilize the trademarks, copyrights and domain name listed below. We continuously look to increase the number of our trademarks and copyrights where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the marketing of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect our trademarks. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the PRC. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we may discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact our brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

 Trademarks

Through Zhongxian Information, we have registered the following trademark with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration No.	Trademark	Registrant	Item Category	Expiration Date
1	5980762	MANCUNXIANG	Zhongxian Information
Category No. 30 (Staple food):  Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder, salt, mustard; vinegar, sauces (condiments); spices; ice.

					December 13, 2019

2	4705072	ZHONGXIAN PROPERTY	Zhongxian Information
Category No. 31 (Natural agricultural products): Agricultural, horticultural and forestry products and grains not included in other classes; live animals; fresh fruits and vegetables; seeds, natural plants and flowers; foodstuffs for animals, malt.
					March 6, 2018

3	4705070	ZHONGXIAN INFORMATION	Zhongxian Information	Category No. 38 (Communication services): Telecommunications.	January 6, 2019

4	4705071	ZHONGXIAN TECHNOLOGY	Zhongxian Information
Category No. 42 (Scientific and technological services): Scientific and technological services and research and design relating thereto; industrial analysis and research services; design and development of computer hardware and software.
					January 6, 2019

We plan to file for extension with the Trademark Office of the above trademark before the expiration date.

Copyright

The Company currently does not own any copyrights.  Copyright of Zhongxian Agricultural Economy Network Services System V1.0 and Zhongxian Agricultural Capital Information Services System V1.0 were previously contributed to the Company by its shareholders and have now been reverted back to such shareholders.

Domain Names

Zhongxian Information owns the domain name www.hljzhongxian.com with a registration number of Hei ICP Bei 10200342.

Government Regulation

We are subject to inspection of the Livestock and Veterinary Bureau each quarter for our breeder farms. We have never been penalized by the bureau.

China Regulations

This section sets forth a summary of the most significant Chinese regulations or requirements that may affect our business activities operated in China or our shareholders’ right to receive dividends and other distributions of profits from the PRC subsidiaries.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the MOFCOM and the National Development and Reform Commission or the NDRC in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/business are usually 100% open to foreign investment and ownership. With regard to those industries/business restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC Subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), FIEs may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to the Notice 142, FIEs shall obtain verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. The Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by SAFE on November 24, 2005 and May 29, 2007, respectively. SAFE Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in SAFE Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in SAFE Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. SAFE implementation notice of November 24, 2005 further clarifies that the term “PRC natural person residents” as used under SAFE Notice 75 refers to those “PRC natural person residents” defined under the relevant PRC tax laws and those natural persons who hold any interests in domestic entities that are classified as “domestic-funding” interests.

PRC residents are required to complete amended registrations with the local SAFE branch upon: (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity, such as changes in share capital, share transfers and long-term equity or debt investments and these changes do not relate to return investment activities. PRC residents who have already organized or gained control of offshore entities that have made onshore investments in the PRC before SAFE Notice 75 was promulgated must register their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under SAFE Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under SAFE Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since 1 January, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From 1 January, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefor such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in the PRC.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company’s tax rate in the future could have a material adverse effect on its financial conditions and results of operations.

Regulations of Overseas Investments and Listings

On August 8, 2006, six PRC regulatory agencies, including MOFCOM, CSRC, SASAC, SAT, SAIC and SAFE, jointly amended and released the M&A Rules, which became effective on September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore SPV formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

On September 21, 2006, CSRC published on its official website procedures regarding its approval of overseas listings by SPVs. CSRC approval procedures require the filing of a number of documents with CSRC and it would take several months to complete the approval process. The application of the M&A Rules with respect to overseas listings of SPVs remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope of the applicability of CSRC approval requirement.

Regulations on Work Safety

On June 29, 2002, the Work Safety Law (“WSL”) of the PRC was adopted by the Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The WSL provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. Additionally, Regulation on Work Safety Licenses (“RWSL”), as adopted by the State Council on January 7, 2004 effective on January 13, 2004, requires enterprises engaging in the manufacture of dangerous chemicals to obtain a work safety license with a term of three years. If a work safety license needs to be extended, the enterprise must go through extension procedures with authorities three months prior to its expiration. In addition, on May 17, 2004, the Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production was promulgated as implementing measures to the Regulation on Work Safety Licenses which provides that entities producing dangerous chemicals are required to obtain work safety licenses pursuant to specific requirements. Without work safety licenses, no entity may engage in the formal manufacture of dangerous chemicals.

The Regulations on the Safety Administration of Dangerous Chemicals (“RSADC”) was promulgated by the State Council on January 26, 2002, effective as of March 15, 2002. It sets forth general requirements for manufacturing and the storage of dangerous chemicals in China. The RSADC requires that companies manufacturing dangerous chemicals establish and strengthen their internal regulations and rules on safety control and fulfill the national standards and other relevant provisions of the State. In addition, according to the RSADC, companies that manufacture, store, transport or use dangerous chemicals shall be required to obtain corresponding approvals or licenses with the State Administration of Work Safety and its local branches and other proper authorities. Companies that manufacture or store dangerous chemicals without approval or registration with the proper authorities can be shut down, ordered to stop manufacturing or ordered to destroy the dangerous chemicals. Such companies can also be subject to fines. If criminal law is violated, the persons chiefly liable, along with other personnel directly responsible for such impropriety, shall be subject to relevant criminal liability.

Regulations on Environmental Protection

According to the Prevention and Control of Water Pollution Law, as adopted by the Standing Committee of the 10th National People’s Congress on February 28, 2008 and effective on June 1, 2008, China adopted a licensing system for pollutant discharge. Companies directly or indirectly responsible for discharge of industrial waste water or medical sewage to waters shall be required to obtain a pollutant discharge license. All companies are prohibited from discharging wastewater and sewage to waters without or in violation of the terms of the pollutant discharge license.

The Regulations on the Administration of Construction Projects Environmental Protection (“RACPEP”), as adopted by the State Council on November 18, 1998 and effective on November 29, 1998, governs construction projects and the impact such projects will have on the environment. Pursuant to the RACPEP, the governing body is responsible for supervising the implementation of a three tiered system that includes (i) reviewing and approving a construction project, (ii) overseeing the construction project and (iii) to inspect the finished construction project and ensure that all harmful pollutants are disposed of correctly. Manufacturing companies are required to apply for inspection with environment protection authorities upon completion of a construction project.

Food Safety Law of the People’s Republic of China

The Food Safety Law of the People’s Republic of China (the “Food Safety Law”) as adopted at the 7th Session of the Standing Committee of the 11th National People’s Congress of the People’s Republic of China and effective on June 1, 2009, governs the food safety in food production and business operation activities. Pursuant to the Food Safety Law, food producers must establish an internal inspection and record system for raw materials and predelivery products, and food distributors must also establish internal systems to record and inspect food products procured from suppliers. In addition, any food addictives that are not in the approved government catalog must not be used and no food products can be sold inspection-free.

Regulations on the Implementation of the Food Safety Law of the People’s Republic of China

The Regulations on the Implementation of the Food Safety Law of the People’s Republic of China (the “Regulations”) as adopted at the 73rd Standing Committee Meeting of the State Council on July 8, 2009 and effective on July 20, 2009, are promulgated in accordance with the Food Safety Law. The Regulations require that the local People’s Government at or above the country level shall perform the responsibility specified in the Food Safety Law, improve the ability for supervision and administration of food safety, ensure supervision and administration of food safety; establish and improve the coordination mechanism between food safety regulatory authorities, integrate and improve the food safety information network, and realize the sharing of food safety and food inspection information and other technical resources.

Law of the People’s Republic of China on Quality and Safety of Agricultural Products

The Law of the People’s Republic of China on Quality and Safety of Agricultural Products was adopted at the 21st Meeting of the Standing Committee of the Tenth National People’s Congress on April 29, 2006. This Law was enacted in order to ensure the quality and safety of agricultural products, maintain the health of the general public, and promote the development agriculture and rural economy. Pursuant to this Law, agricultural products distribution enterprises shall establish a sound system of inspection and acceptance for their purchases. In addition, agricultural products that fail to pass the inspection based on the quality and safety standards of agricultural products cannot be marketed.

Compliance with Environmental Laws

We strive to meet the requirements provided in environmental protection regulations, and regulations related to facility safety and quality control, throughout the design, maintenance and growth of our operation facilities and manufacturing process.

Employees

We currently have approximately 69 employees and all of our employees are full-time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.       Properties

We lease office space from an unrelated third party at a monthly rental rate of approximately $1,100 under an operating lease, which expired in May 2010. The Company has a verbal agreement with the landlord to continue to use the office at no cost. We also lease another office space at no cost from an unrelated third party.

All land in China is government owned and cannot be sold to any individual or company. We obtained a “land use right” to use a track of land of 250,000 square meters at no cost for a period from December 2, 2005 to December 1, 2015.

In terms of property used for our operations, on September 1, 2010, we entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent.

Item 3.       Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.       (Removed and Reserved)

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board since July 8, 2010 and is currently quoted on the under the symbol “CMCI.OB”. We changed our symbol from “TLWS.OB” in conjunction with name change on April 11, 2011. There has been an extremely limited public market for our common stock.  There can be no assurance that a liquid market for our securities will ever develop.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High Bid*($)		Low Bid* ($)
2011
Fourth quarter (from April 25, 2011)		$1.60	0.75
Third quarter	$	N/A	N/A
Second quarter	$	N/A	N/A
First quarter	$	N/A	N/A

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of September 26, 2011, there are 611 holders of record of the Company's common stock.
Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2011 and 2010. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

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

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WOFE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Liu Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Wang Youliang holds a 38% equity interest in Zhongxian Information. Pursuant to a VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting service to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through an Equity Pledge Agreement.

Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian”) was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”).  In February 2006, it acquired 99% of the registered capital of Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua”), which was established in China in December 2005 with a registered capital of three million RMB. When Xinhua was newly acquired by Zhongxian, it only had 2,400 adult cows. By the end of June 30, 2011, the number of adult cows was increased to 9,254 which represented a total increase of 286% , or an average annual increase of 119%. The cows were raised by the company itself and purchased outside. The effect of the increase of number of adult cows has been presented on the company’s financial performance during prior years. Almost all the revenue for the company was generated from its subsidiary, Xinhua.

Recent events

In June 2011, we sold 2,000 milk cows to 6 local farmers without first payment. The farmers pay installment in the following 5 years with a minimum payment of 20% of the sales price annually. In August 2011, we sold another 5,635 milk cows to 20 local farmers with 10% first payment. The farmers pay installment in the following 3 years with a minimum payment of 30% of the sales price annually. In addition, we share our distribution resources with the farmers to sell the milk. As compensation, we receive 30% of the total selling price as a sales commission.

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended June 30, 2011 and 2010 respectively.

	For the fiscal year ended June 30
			Change
	2011	2010	Amount	%
Revenue	25,021,612	14,357,334	10,664,278	74%
Cost of goods sold	11,931,849	7,694,202	4,237,647	55%
Gross profit	13,089,763	6,663,132	6,426,631	96%
Operating expenses	1,397,561	601,890	795,671	132%
Operating income	11,692,202	6,061,242	5,630,960	93%
Total comprehensive income	9,745,535	4,565,298	5,180,237	113%

Results of Operations

Revenues

The revenue was mainly generated from selling of natural milk and natural milk sales commission from farmers. We had total revenues of $25,021,612 for the year ended June 30, 2011, an increase of $10,664,278 or 74%, compared to $14,357,334 for the year ended June 30, 2010. The increase in revenue was primarily due to the increase in number of adult cows. Another reason caused the increase in revenue was due to the increase in sales price. The sales price of milk per kg was increased from RMB 1.85 to RMB 1.95 since November 2010 which presented 5% increase in selling price. It was increased to RMB 2.25 per kg since May 2011 which presented additional 15% increase in selling price. Due to the increase in demand of natural milk in Chinese market, the selling price will keep increasing in the future. By the year ended June 30, 2011, the total revenue generated from natural milk selling was $24,682,033 which represented an increase of $10,468,518 or 74% compared to $14,213,515 for the year ended June 30, 2010. The sales commission from local farmers by the end of June 30, 2011 was $126,059. We believe our revenue from sales commission will be largely increased as we disposed a large number of adult cows in August 2011.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. For the year ended June 30, 2011, our cost of goods sold was increased to $11,931,849 which represented an increase of $4,237,647 or 55% compared to $7,694,202 for the year ended June 30, 2010. The increase in cost of goods sold was primarily due to the increase in number of adult cows.

Operating expenses

The company’s operating expenses were increased from $601,890 for the year ended June 30, 2010 to $1,397,561 for the year ended June 30, 2011. It was increased by $795,671 or 132%. It was mainly due to the financial services provided for the reverse merger by a Chinese financial consulting company and a U.S financial consulting company during this year. The services were completed for the reverse merger which was expensed $456, 600 and $396,470 respectively. In addition, our legal fees, audit fees and filing expenses were increased sharply as the company was successfully listed in U.S stock exchange market. The company believes the operating expenses will be decreased in the future as the reverse merger was completed by the end of June 30, 2011.

Net Income

Net Income for the year ended June 30, 2011 was approximately $8,983,781compared to $4,562,835 for the year ended June 30, 2010, an increase of $4,421,396. For the year ended June 30, 2011 we saw a 96.89 % increase in net income due to an increase in our overall quantity of milk, which in turn produced higher sales and revenues.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Critical Accounting Policies and Estimates

Change of Reporting Entity and Basis of Accounting and Presentation
The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid-in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the Company is required to include in its consolidated financial statements the financial statements of VIEs.  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoy the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of the entities.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle.  The Company is the primary beneficiary of the VIE and its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s primary source of revenues are derived from sale of fresh milk principally to two major Chinese manufacturing and distribution companies of dairy products.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from sales of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Revenue is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to its customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Advertising Cost

Advertising costs are charged to operations when incurred. Advertising cost totaled $24,323 and $91,009 for the years ended June 30, 2011 and 2010.

Fair Value of Financial Instruments

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets and liabilities that are required to be presented in the consolidated balance sheets at fair value.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2011 and 2010, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the years presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of June 30, 2011 and 2010.

Prepaid Expenses

Prepaid expenses of $238,238 as of June 30, 2011 are prepayments for consulting services.  Prepaid expenses of $456,600 as of June 30, 2010 represent funds advanced to an advisory firm to assist the Company in locating a public shell for the reverse merger and related financial matters and were expensed during the year ended June 30, 2011.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost include the prices paid to acquire or construct the assets, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for property, plant and equipment categories are as follows:

Useful Life (in years)
Automobiles	10
Buildings and Building improvements	20 and 10 years
Machinery and equipment	3

Impairment of Long-lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. No impairment of long-lived assets was recognized for the years ended June 30, 2011 and 2010.

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

Mature Biological Assets

Mature biological assets are recorded at cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the years ended June 30, 2011 and 2010, gains (losses) of $(54,202) and $0, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairment losses recorded during the years ended June 30, 2011 and 2010.

Income Taxes

Xinhua, Zhongxian Information’s subsidiary, is entitled to a tax exemption for full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax and files its own tax returns. Consolidated tax returns are not permitted in China.

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

ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2011 and 2010, the Company does not have a liability for any unrecognized tax benefits.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese subsidiary is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The Company has fully funded the statutory reserves.

Recently Issued Accounting Pronouncements

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all changes in other comprehensive income items be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted.  The adoption of this standard will not have a material effect on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements.  ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards.  The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.  The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.
In December 2010, FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”  (“ASU 2010-13”).  ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued new accounting guidance, under ASC 605 on “Revenue Recognition.”  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective and did not have a material effect on the Company’s consolidated financial statements.

In February 2010, FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC 855-10, “Subsequent Events,” to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC 820, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update will not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued Accounting Standards Update 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which is effective for fiscal years beginning after November 15, 2009.  The Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a VIE, and require additional disclosures.  The Company has assessed the terms contained in the contractual agreements between its wholly-owned subsidiaries and Zhongxian Information and determined that Zhongxian Information is a VIE, and accordingly, is consolidated in the Company’s financial statements.

Liquidity and Capital Resources

As of June 30, 2011, we had net income of $8,983,781 and working capital of approximately $8,216,425. As of June 30, 2011, we had cash and cash equivalents of $5,525,180 as compared to $2,959,661 as of June 30, 2010.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended June 30
	2011	2010

Net cash provided by operating activities	12,835,678	6,428,672
Net cash used in investing activities	(10,231,396)	(3,399,763)
Net cash used in financing activities	(1,156,580)	(754,536)

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA MODERN AGRICULTURAL
INFORMATION, INC. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended June 30, 2011 and 2010 and
Report of Independent Registered Public Accounting Firm

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Modern Agricultural Information, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

New York, New York
September 28, 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND 2010

ASSETS	2011	2010

Current assets
Cash	$5,525,180	$2,959,661
Accounts receivable	2,506,548	1,358,448
Inventories	90,017	112,220
Prepaid expenses	238,238	618,660
Notes receivable, current portion	210,674	-

Total current assets	8,570,657	5,048,989

Property, plant and equipment	1,884,944	1,769,295
Less: accumulated depreciation	(430,096)	(308,261)

Total property, plant and equipment, net	1,454,848	1,461,034

Other assets
Notes receivable	1,127,707	-
Loan receivable	2,165,800	-
Biological assets, net	17,204,616	11,733,205

Total other assets	20,498,123	11,733,205

TOTAL ASSETS	$30,523,628	$18,243,228

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010

Current liabilities
Accounts payable	$-	$2,235
Accrued expenses and other payables	123,876	165,476
Stockholder loans	230,356	1,344,129

Total current liabilities	354,232	1,511,840

Deferred income taxes	7,080,292	3,939,662

Total liabilities	7,434,524	5,451,502

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,100,000 shares and 35,998,000 shares issued and outstanding at June 30, 2011 and 2010, respectively	41,100	35,998
Additional paid-in capital	1,603,170	1,170,802
Retained earnings	19,477,303	10,624,119
Statutory reserve fund	190,011	190,011
Other comprehensive income	1,498,692	606,341

Sub-total	22,810,276	12,627,271

Noncontrolling interests	278,828	164,455

Total stockholders’ equity	23,089,104	12,791,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,523,628	$18,243,228

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Revenues	$25,021,612	$14,357,334
Cost of goods sold	(11,931,849)	(7,694,202)

Gross profit	13,089,763	6,663,132

Operating expenses
Selling and marketing	(48,892)	(156,589)
General and administrative	(1,348,669)	(445,301)

Total operating expenses	(1,397,561)	(601,890)

Operating income	11,692,202	6,061,242

Other income and (expenses)
Non-operating income	158,201	7,642
Non-operating expenses	-	(5,678)

Total other income	158,201	1,964

Income before income taxes	11,850,403	6,063,206
Provision for income taxes	2,866,622	1,500,371

Net income before noncontrolling interests	8,983,781	4,562,835
Noncontrolling interests	(130,597)	(61,721)

Net income attributable to controlling interests	8,853,184	4,501,114

Other comprehensive income
Foreign currency translation adjustment	892,351	64,184

Total comprehensive income	$9,745,535	$4,565,298

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Earnings per common share, basic and diluted	$0.23	$0.13

Weighted average shares outstanding, basic and diluted	38,038,022	35,998,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2009	$35,998	$1,170,802	$6,123,005	$190,011	$102,734	$542,157	$8,164,707
Net income	-	-	4,501,114	-	61,721	-	4,562,835
Other comprehensive income	-	-	-	-	-	64,184	64,184

Balance, June 30, 2010	35,998	1,170,802	10,624,119	190,011	164,455	606,341	12,791,726
Reorganization for reverse merger	4,035	(4,035))	-	-	-	-	-
Value of stock issued for professional services	1,067	436,403	-	-	-	-	437,470
Net income	-	-	8,853,184	-	130,597	-	8,983,781
VIE distribution	-	-			(16,224))	-	(16,224))
Other comprehensive income	-	-	-	-	-	892,351	892,351

Balance, June 30, 2011	$41,100	$1,603,170	$19,477,303	$190,011	$278,828	$1,498,692	$23,089,104

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Cash flows from operating activities
Net income before noncontrolling interests	$8,983,781	$4,562,835
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,479,677	1,049,109
Deferred income taxes	2,866,622	1,500,371
Gain from sale of biological assets	(142,562)	-
Value of stock issued for professional services	437,470	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(1,148,100)	(210,419)
Decrease in inventories	22,203	105,134
Decrease (increase) in prepaid expenses	380,422	(604,010)
(Decrease) in accounts payable	(2,235)	(1,098)
(Decrease) increase in accrued expenses and other payables	(41,600)	26,750

Net cash provided by operating activities	12,835,678	6,428,672

Cash flows from investing activities
Loan receivable	(2,165,800)	-
Purchase of property, plant and equipment	(26,071)	(2,209)
(Increase) in biological assets	(8,039,525)	(3,397,554)

Net cash (used in) investing activities	(10,231,396)	(3,399,763)

Cash flows from financing activities
VIE distribution	(16,224)	-
Proceeds from stockholder loans	1,112,002	1,375,738
Repayment of stockholder loans	(2,252,358)	(2,130,274)

Net cash (used in) financing activities	$(1,156,580)	$(754,536)

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Effect of exchange rate changes on cash	$1,117,817	$99,596

Net increase in cash	2,565,519	2,373,969
Cash, beginning of year	2,959,661	585,692

Cash, end of year	$5,525,180	$2,959,661

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Notes receivable from sale of biological assets	$1,338,381	$-

Fair value of stock issued for professional services	$437,470	$-

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

1.           ORGANIZATION

China Modern Agricultural Information, Inc. (the “Company”), formerly known as Trade Link Wholesalers, Inc. (“Trade Link”), was incorporated on December 22, 2008 under the laws of the State of Nevada.  On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada to effect the name change from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, Trade Link entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holdings, Ltd., a British Virgin Islands company, (“Value Development”) (ii) Value Development’s stockholders, (iii) Trade Link, and (iv) Trade Link’s principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development and the Value Development stockholders transferred to Trade Link all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of Trade Link’s common stock as set forth in the Exchange Agreement, so that the Value Development stockholders own 87.80% of Trade Link’s outstanding shares (the “Share Exchange”).

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Liu Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Wang Youliang holds a 38% equity interest in Zhongxian Information.  Pursuant to a VIE agreement signed by Mr. Liu Zhengxin and Mr. Wang Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting service to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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
JUNE 30, 2011 AND 2010

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

In connection with the Exchange Agreement on January 28, 2011, the Company issued 100,000 shares of its common stock to attorneys for legal services rendered.  The fair value of the stock was $41,000, which has been included in general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the year ended June 30, 2011.

Zhongxian Information and Xinhua Cattle are engaged in acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.  Zhongxian Information was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”).  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was established in China in December 2005 with a registered capital of three million RMB.  Xinhua Cattle had no significant activities and its cost approximated the fair value at the date of acquisition.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

2.             CHANGE OF FINANCIAL YEAR END DATE

On January 28, 2011, in connection with the Share Exchange, the Company changed its fiscal year end date from October 31 to June 30.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid-in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the Company is required to include in its consolidated financial statements the financial statements of VIEs.  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoy the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of the entities.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle.  The Company is the primary beneficiary of the VIE and its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations

All Company assets are located in People’s Republic of China (“PRC”).  The functional currency for the majority of the Company’s operations is the RMB.  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the years presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2011	June 30, 2010

Balance sheet items, except for stockholders’ equity, as of year end	0.1547	0.1473

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the year	0.1507	0.1467

For the years ended June 30, 2011 and 2010, foreign currency translation adjustments of $892,351 and $64,184 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s consolidated financial condition in terms of US dollar reporting.

Revenue Recognition

The Company’s primary source of revenues are derived from sale of fresh milk principally to two major Chinese manufacturing and distribution companies of dairy products.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from sales of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Revenue is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to its customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Financial instruments include accounts receivable, notes receivable, loan receivable, accounts payable, accrued expenses and other payables and stockholder loans.  As of June 30, 2011 and 2010, the carrying values of accounts receivable, accounts payable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying values of notes receivable and loan receivable are valued at their net realizable value which approximates the fair value.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2011 and 2010, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the years presented, the Company did not write off any accounts receivable as bad debts.

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising cost totaled $24,323 and $91,009 for the years ended June 30, 2011 and 2010, respectively.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of June 30, 2011 and 2010.

Loan Receivable

Loan receivable at June 30, 2011 represents a non-interest bearing loan to a company with which the Company has signed a letter of intent to acquire, subsequent to the year end.  The loan was converted to a non-interest bearing security deposit upon the execution of the letter of intent (see Note 14).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Expenses

Prepaid expenses of $238,238 as of June 30, 2011 are prepayments for consulting services.  Prepaid expenses of $456,600 as of June 30, 2010 represent funds advanced to an advisory firm to assist the Company in locating a public shell for the reverse merger and related financial matters and were expensed during the year ended June 30, 2011.

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

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 years
Automobile	10 years
Building and building improvements	20 and 10 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the years ended June 30, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Mature Biological Assets

Mature biological assets are recorded at their original or weighted average transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the years ended June 30, 2011 and 2010, gains (losses) of $(54,202) and $0, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the years ended June 30, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of June 30, 2011 and 2010, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for years ended June 30, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  As one of the Company’s related parties in the prior year became a stockholder during the current year, the loans from that related party have been reclassified to stockholder loans.

4.             RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all changes in other comprehensive income items be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted.  The adoption of this standard will not have a material effect on the Company’s consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

4.             RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements.  ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards.  The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.  The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

4.             RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2010, FASB issued ASU No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”  (“ASU 2010-13”).  ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued new accounting guidance, under ASC 605 on “Revenue Recognition.”  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective and did not have a material effect on the Company’s consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

4.             RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In February 2010, FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC 855-10, “Subsequent Events,” to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC 820, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update will not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued Accounting Standards Update 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which is effective for fiscal years beginning after November 15, 2009.  The Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a VIE, and require additional disclosures.  The Company has assessed the terms contained in the contractual agreements between its wholly-owned subsidiaries and Zhongxian Information and determined that Zhongxian Information is a VIE, and accordingly, is consolidated in the Company’s financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

5.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 are summarized as follows:

	2011	2010

Machinery and equipment	$81,171	$77,288
Automobile	37,098	35,323
Building and building improvements	1,766,675	1,656,684

	1,884,944	1,769,295
Less: accumulated depreciation	(430,096)	(308,261)

Property, plant and equipment, net	$1,454,848	$1,461,034

Depreciation expense charged to operations for the years ended June 30, 2011 and 2010 was $103,598 and $113,235, respectively.

6.      BIOLOGICAL ASSETS

Biological assets at June 30 consist of the following:

	2011	2010

Immature biological assets	$8,243,869	$5,963,455
Mature biological assets	11,698,941	8,849,751

	19,942,810	14,813,206
Less: accumulated depreciation	(2,738,194)	(3,080,001)

Biological assets, net	$17,204,616	$11,733,205

Depreciation expense for years ended June 30, 2011 and 2010 was $1,376,079 and $935,874, respectively, all of which was recorded in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

7.       NOTES RECEIVABLE

In June 2011, the Company sold 2,000 of its cows (mature biological assets) to local farmers.  The cost and accumulated depreciation were removed from the accounts and a gain of $142,562 is included in non-operating income in the accompanying consolidated statements of income and other comprehensive income for the year ended June 30, 2011.  According to the agreements with the local farmers, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable of $1,338,381 is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk.  The receivable is included in notes receivable in the accompanying consolidated balance sheets as of June 30, 2011.  The Company considers the receivable fully collectible and, therefore, did not provide for an allowance for doubtful accounts, although the agreements do not provide any remedies in the event of default.  The Company will continue to review the receivable on a periodic basis and where there is doubt as to the collectibility of individual balances, it will provide an allowance, when necessary.

At June 30, 2011, the notes receivable consists of the following:

Notes receivable	$1,856,400
Less: discount for interest at 12%	(518,019)

1,338,381
Less: current portion	(210,674)

Non-current portion	$1,127,707

In connection with the sale discussed above, the Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the 2,000 cows in exchange for the Company’s assistance in arranging for the sale of the milk.  Commission income of $126,059 is included in revenues in the consolidated statements of income and other comprehensive income for the year ended June 30, 2011.  The related receivable of $126,059 at June 30, 2011 is included in accounts receivable in the consolidated balance sheets.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

8.        LEASES

The Company leased one of its offices from an unrelated third party at a monthly rental of approximately $1,100 under an operating lease, which expired in May 2010.  The Company has a verbal agreement with the landlord to continue to use the office at no cost.

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

9.       RELATED PARTY TRANSACTIONS

The Company obtained demand loans from two of its stockholders which are non-interest bearing.  The loans of $230,356 and $1,344,129 as of June 30, 2011 and 2010, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.         FAIR VALUE MEASUREMENTS

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

10.     FAIR VALUE MEASUREMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets and liabilities that are required to be presented in the consolidated balance sheets at fair value.

11.      INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30:

	2011	2010

Current	$-	$-
Deferred	2,866,622	1,500,371

	$2,866,622	$1,500,371

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2011	2010

As calculated at the statutory rate	25.00%	25.00%
Common stock issued for professional services	0.92%	-
Other	(1.73%)	-

As reported on the consolidated statements of income and other comprehensive income	24.19%	25.00%

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

11.     INCOME TAXES (continued)

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

The laws of China permit the carry forward of net operating losses for a period of five years.  Undistributed earnings from Xinhua Cattle are not taxable until such earnings are actually distributed.

Deferred tax assets (liabilities) are comprised of the following at June 30:

	2011	2010

Net operating losses carryforward	$260,264	$472,692
Undistributed earnings of subsidiary under PRC law	(7,340,556)	(4,412,354)

Net deferred tax (liabilities)	$(7,080,292)	$(3,939,662)

The Company’s tax filings are subject to examination by the tax authorities.  The tax years 2006 to 2011 remain open to examination by tax authorities in the PRC.

12.     CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

The Company’s two customers for sales of milk accounted for 48% and 48% of sales for the year ended June 30, 2011, respectively, and 55% and 45% for the year ended June 30, 2010, respectively.  The same two customers also accounted for 33% and 48% of accounts receivable, respectively at June 30, 2011, and 56% and 44% at June 30, 2010, respectively.

Six farmers accounted for the entire notes receivable at June 30, 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

13.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following condensed financial information of registrant includes the US parent company only balance sheets as of June 30, 2011 and 2010, and the US parent company only statements of operations, and cash flows for the years ended June 30, 2011 and 2010:

Condensed Balance Sheets

ASSETS	June 30, 2011	June 30, 2010

Investment in subsidiaries and VIEs	$22,810,276	$12,627,271

TOTAL ASSETS	$22,810,276	$12,627,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$-	$-

Total liabilities	-	-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,100,000 shares and 35,998,000 shares issued and outstanding at June 30, 2011 and 2010, respectively	41,100	35,998
Additional paid-in capital	1,603,170	1,170,802
Retained earnings	21,166,006	11,420,471

Total stockholders’ equity	22,810,276	12,627,271

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,810,276	$12,627,271

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

13.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	For the years ended June 30,
	2011	2010

Revenues
Share of earnings from investment in subsidiaries and VIEs	$9,290,654	$4,501,114

Operating expenses
General and administrative	437,470	-

Net income	$8,853,184	$4,501,114

Condensed Statements of Cash Flows

	For the years ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$8,853,184	$4,501,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIEs	(9,290,654)	(4,501,114)
Value of stock issued for professional services	437,470	-

Net cash provided by (used in) operating activities	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

  13.         PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIEs” on the condensed balance sheets and shares of the subsidiaries and VIEs’ profits is presented as “Share of earnings from investment in subsidiaries and VIEs” in the condensed statements of operations.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

The US parent company has no assets other than investment in its subsidiaries and VIEs.  There were no cash transactions in the parent company during the years ended June 30, 2011 and 2010.  The only transaction the US parent company entered into was the issuance of 1,067,000 shares of its common stock for legal and consulting services rendered.  The fair value of the stock of $437,470 has been included in general and administrative expenses in the condensed statements of operations for the year ended June 30, 2011.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of its net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIEs amounted to $22,810,276 and $12,627,271 as of June 30, 2011 and 2010.

The Company’s operations and revenues are conducted and generated in PRC, and all of the Company’s revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

  13.        PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIEs exceed 25% of the consolidated net assets of the Company.

14.     SUBSEQUENT EVENTS

On July 10, 2011 (“Execution Date”), Zhongxian Information entered into a letter of intent (“Letter of Intent”) with Harbin JinShangjing Technology Investment Co., Ltd., a Chinese company (“Harbin JinShangjing”).  Harbin JinShangjing is the sole equity owner of Shangzhi Yulong Cattle Co., Ltd., a Chinese company also owning cows and selling milk (“Shangzhi Yulong”).  Subject to the terms and conditions of the Letter of Intent, within 90 days after the Execution Date, the parties intend to execute a definitive equity transfer agreement (the “Definitive Agreement”) providing for the acquisition by Zhongxian Information of 100% of the equity interests of Shangzhi Yulong (the “Proposed Acquisition”).  The purchase price has not been agreed upon and will be determined at the time of the execution of the Definitive Agreement.

Pursuant to the Letter of Intent, on the execution date of the Letter of Intent, the loan receivable of RMB14 million (US$2,165,800) was converted to a non-interest bearing security deposit (“Security Deposit”) with Harbin Jinshangjing (see Note 3).  If a Definitive Agreement is executed, the Security Deposit will be applied against the purchase price of the Proposed Acquisition.  If a Definitive Agreement is not executed, the Security Deposit will be returned to the Company within 15 days of the termination of the Letter of Intent.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

14.     SUBSEQUENT EVENTS (continued)

In August 2011, the Company sold 5,635 of its cows (mature biological assets) to local farmers, representing approximately 61% of the Company’s mature biological assets held at June 30, 2011 for a sales price of RMB41,219,400 (approximately US$6,385,000).  In accordance with the agreements with the local farmers, 10% of the sales price was collected by the Company before September 15, 2011 and the remaining balance will be collected over three years, with a minimum payment of 30% of the sales price to be paid per year.  The agreements also provide for certain penalties that may be imposed upon the farmers should the farmers fail to make a scheduled payment, including the repossession of the cows.  In connection with the sale, the agreements with these local farmers also provide for a 30% commission of their monthly milk sales generated by the 5,635 cows in exchange for the Company’s assistance in arranging for the sale of the milk.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of June 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2011, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information regarding our directors and executive officers.
Name	Age	Position
Liu Enjia	64	Chairman of the Board of Directors
Wang Youliang	43	Chief Executive Officer, Director
Shan Yanqin	64	Director
Liu Yanyan	37	Chief Financial Officer
Qin Libei	59	Chief Operating Officer
Liu Zhengxin	38	Chief Human Resource Officer

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Mr. Liu Enjia

Mr. Liu Enjia is the Chairman of the Company. In 1985, Mr. Liu Enjia served as the Chairman of the Board for Hong Kong Yunli Development (Heilongjiang) Co. Thereafter, in 1991, Mr. Liu Enjia served as the Chairman and President of Hong Kong Yunli Group. Mr. Liu Enjia has also served as faculty member and lecturer at numerous Chinese universities. In 1994, he was a guest lecturer and Visiting Professor at the Social Development Institute at Peking University. Also, in 1994, he served as a Visiting Professor at Shenzhen University. In 1995, he was a guest researcher with the State Economic System Reform Committee. Also in 1995, Mr. Liu Enjia served as consultant for the Heilongjiang Provincial Government System, as well as the Honorary President of Chamber of Commerce of the Heilongjiang Province.

In 1996, at the National Agricultural Conference, Mr. Liu Enjiaproposed the business model for agricultural enterprise, which was published in the People’s Forum. Mr. Liu Enjiaalso established the “Zhongxian Agriculture” theory and the harmonious ecological agricultural practice model which has been implemented in the Heilongjiang Province, winning high praise from State leaders and the State Council.

Mr. Liu Enjiais a dedicated researcher of China’s economic behavior and reform. To that end, he currently serves as the Director of China’s Economic Behavior Research Center. Mr. Liu Enjiais credited with advancing the “Zhongxian” model and business commercialization theory, which brought about entrusted operations in state-owned enterprises, attracting the eye of the international community

We believe that Mr. Liu Enjia is qualified to serve on our Board of Directors because he brings a broad base of knowledge and experience in agriculture industry.

Mr. Wang Youliang

Mr. Youliang is the Chief Executive Officer and a Director of the Company. From 1991 to 1997, Mr. Youliang was a staff member of the Tonghua Branch of China Construction Bank. Thereafter, from 1997 to 2006, he was the founder and President of Tonghua Hongyuan Trading Co., Ltd. From 2006 to 2008, Mr Youliang served as the CMO of Yunnan Nanyao Jiaoxiong Pharmaceutical Co., Ltd. From 2008 to 2010 he served as the Vice President of Guofa Venture Investment Co., Ltd. Currently, Mr. Youliang is the General Manager, Chief Executive Officer and Director of Heilongjiang Zhongxian Information Co., Ltd.  Mr. Youliang graduated from Jilin University with a degree in Finance.

We believe that Mr. Wang Youliang is qualified to serve on our Board of Directors because he brings a broad base of knowledge and experience in business administration and management.

Ms. Shan Yanqin

Ms. Shan Yangin serves as a Director. While working with Harbin Thermodynamic Company from 1990-2000, she served as the office director and manager of the company. Thereafter, from 2000-2005, Ms. Yangin was the founder and Vice President of Daqing Sunlight Terrestrial Heat Tubing Sales Co., Ltd. From 2005 to the present, Ms. Yangin serves as a Director for Heilongjiang Zhongxian Information Co., Ltd.  Ms. Shan Yangin graduated from the Harbin University of Commerce with a Business Administration degree.

We believe that Ms. Shan Yanqin is qualified to serve on our Board of Directors because she brings a broad base of knowledge and experience in business administration and management.

Ms. Liu Yanyan

Ms. Liu Yanyan serves as the Chief Financial Officer of the company. Ms. Yanyan has over a decade of experience in accounting and financial management. From 1995-2000 she served as a staff member of the Harbin Decorative Advertisement Design Corporation. Thereafter, she served as a staff member of Baixin Shoes Co., Ltd from 2000-2001. More recently, from 2002 to May 2010, Ms. Yanyan was a member of Harbin Caiyun Tradings Company.  Ms. Liu Yanyan graduated from the Heilongjiang College of Commerce with an accounting degree.

Mr. Qin Libei

Mr. Qin Libei serves as the Chief Operating Officer of the company. Mr. Libei has significant experience in the agricultural and livestock field. From 1981 to 1986, he was the Chief Secretary of Heilongjiang Bureau of Animal Husbandry. From 1986 to 1990 he was the Deputy Chief of Heilongjiang Livestock Breeding Guidance Station. Then, from 1991 to 1994, he served as the Deputy Chief of Heilongjiang Grassland Fodder Center experiment station. Additionally, from 1995 to 2000 he served as the Chairman of Heilongjiang Grassland Fodder Development Co., Ltd. and President of Heilongjiang Caiyuan Information Co. Ltd. More recently, from 2001 to 2010 Mr. Libei was a researcher with the Heilognjiang Grassland Fodder Center experimentation station. Currently, Mr. Libei also serves as the Chief Operating Officer for Heilongjiang Zhongxian Information Co., Ltd..  Mr. Libei graduated from Heilongjiang University with a degree in Economics and Management.

Mr. Liu Zhengxin

Mr. Lin Zhengxin serves as the Chief Human Resource Officer of the company. From 1992 to 1993, Mr. Zhengxin was a sales representative with Yunli Development (Heilongjiang) Co., Ltd. Then, from 1993 to 2005, he serves as sales director for Yunli Development (Heilongjiang) Co., Ltd. More recently, from 2005 to 2010, Mr. Zhengxin was the Assistant President of Heilongjiang Zhongxian Information Co. Ltd. From 2008 to the present, Mr. Zhengxin also serves as the CHO for Heilongjiang Zhongxian Information Co. Ltd..  Mr. Zhengxin holds an accounting degree from Heilongjiang Institute of Economic Management, and a minor in Human Resource Management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

Mr. Liu Enjia, Mr. Wang Youliang, and Ms. Shan Yanqin were appointed to serve on our board of directors immediately after the closing of the share exchange on January 28, 2011 and will remain in office until the next annual meeting of our stockholders (or until a successor has been duly elected and qualified) or until they are removed in accordance with our bylaws. There are no agreements or understandings among Mr. Liu Enjia, Mr. Wang Youliang, Ms. Shan Yanqin, Ms. Liu Yanyan, Mr. Qin Libei, and Mr. Liu Zhengxin and any other person pursuant to which Mr. Liu Enjia, Mr. Wang Youliang, Ms. Shan Yanqin, Ms. Liu Yanyan, Mr. Qin Libei, and Mr. Liu Zhengxin were selected as a director or executive officer.

Family Relationships

Except Mr. Liu Enjia and Mr. Liu Zhengxin are father and son, there are no family relationships between our director and executive officer.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officer.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year 2011.

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our Chief Executive Officer and chief financial and principal accounting officer. We are in the process of formulating a code of ethics and intend to adopt one in the future.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the year ended June 30, 2011.

Name and Principal Position	Fiscal Year	Salary (RMB)	Bonus (RMB)	Option Awards (RMB)	All Other Compensation (RMB)	Total (RMB)
Wang Youliang	2011	72,000	-	-	-	72,000
Chief Executive Officer	2010	72,000	-	-	-	72,000
Liu Yanyan	2011	54,000				54,000
Chief Financial Officer	2010	54,000	-	-	-	54,000
Qin Libei	2011	48,000				48,000
Chief Operating Officer	2010	48,000	-	-	-	48,000
Liu Zhengxin	2011	36,000				36,000
Chief Human Resource Officer	2010	36,000	-	-	-	36,000
Natalia Gaubina	2011	1,750				1,750
Former President, Former Chief Executive Officer (1)	2010	3,000	-	-	-	3,000
Galina Shalimova	2011	0				0
Former Chief Financial Officer, Former Treasury, and Former Secretary (2)	2010	0	-	-	-	0

(1)
Mr. Gaubina, was appointed as our President, Chief Executive Officer since August 2009, and resigned on January 28, 2011 upon the closing of the share exchange. Mr. Gaubina’s resignation is not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

(1)
Mr. Shalimova, was appointed as Chief Financial Officer, Treasury, and Secretary since August 2009, and resigned on January 28, 2011 upon the closing of the share exchange. Mr. Shalimova’s resignation is not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

Narrative Disclosure to Summary Compensation Table

Mr. Wang Youliang

For the year ended June 30, 2011, Mr. Wang Youliang received annual compensation of RMB72, 000.  For the year ended June 30, 2010, Mr. Wang Youliang received annual compensation of RMB72, 000.

We entered into an Employment Agreement with Wang Youliang (the “Youliang Agreement”). Pursuant to the Youliang Agreement, Mr. Youliang will serve as our Chief Executive Officer. The initial term of Youliang Agreement ends in 2014.  The Youliang Agreement provides that Mr. Youliang’s initial base salary during the term shall be 72,000 RMB per annum. Youliang’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates the employment within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Youliang plus compensation equal to three (3) months of Mr. Youliang’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Youliang Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Youliang Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Mr. Youliang or by any major damages to the Company resulting from Mr. Youliang’s failure to duly perform her duties.

Ms. Liu Yanyan

For the year ended June 30, 2011, Ms. Liu Yanyan received annual compensation of RMB54, 000.  For the year ended June 30, 2010, Ms. Liu Yanyan received annual compensation of RMB54, 000.

We entered into an Employment Agreement with Liu Yanyan (the “Yanyan Agreement”). Pursuant to the Yanyan Agreement, Ms. Yanyan will serve as our Chief Financial Officer. The initial term of Yanyan Agreement ends in 2014.  The Yanyan Agreement provides that Ms. Yanyan’s initial base salary during the term shall be RMB 54,000 per annum. Yanyan’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Yanyan within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Yanyan plus compensation equal to three (3) months of Ms. Yanyan’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Yanyan Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Yanyan Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Ms. Yanyan or by any major damages to the Company resulting from Ms. Yanyan’s failure to duly perform her duties.

Mr. Qin Libei

For the year ended June 30, 2011, Mr. Qin Libei received annual compensation of RMB48, 000.  For the year ended June 30, 2010, Mr. Qin Libei received annual compensation of RMB48, 000.

We entered into an Employment Agreement with Qin Libei (the “Libei Agreement”). Pursuant to the Libei Agreement, Mr. Libei will serve as our Chief Operating Officer. The initial term of Libei Agreement ends in 2014.  The Libei Agreement provides that Mr. Libei’s initial base salary during the term shall be 48,000 RMB per annum. Libei’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Mr. Libei within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Libei plus compensation equal to three (3) months of Mr. Libei’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Libei Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Libei Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Mr. Libei or by any major damages to the Company resulting from Mr. Libei’s failure to duly perform his duties.

Mr. Liu Zhengxin

For the year ended June 30, 2011, Mr. Liu Zhengxin received annual compensation of RMB36, 000.  For the year ended June 30, 2010, Mr. Liu Zhengxin received annual compensation of RMB36, 000.

We entered into an Employment Agreement with Liu Zhengxin (the “Zhengxin Agreement”). Pursuant to the Zhengxin Agreement, Ms. Zhengxin will serve as our Chief HR Officer. The initial term of Zhengxin Agreement ends in 2014. The Zhengxin Agreement provides that Ms. Zhengxin’s initial base salary during the term shall be 36,000 RMB per annum. Zhengxin’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Zhengxin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Zhengxin plus compensation equal to three (3) months of Ms. Zhengxin’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Zhengxin Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Zhengxin Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Ms Zhengxin or by any major damages to the Company resulting from Ms. Zhengxin’s failure to duly perform her duties.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards were issued or are outstanding as of the fiscal year end of 2011.

Director Compensation

The members of our board of directors are not compensated for serving on the board.

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of September 27, 2011. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of September 27, 2011, 41,100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Zhengxin Liu, Chief Human Resource Officer	13,197,857	32.11%
Youliang Wang, Chief Executive Officer	4,049,775	9.85%
All officers and directors as group (1)	17,246,642	41.96%

(1)
A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through such as exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 27, 2011.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 27, 2011 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Item 13. Certain Relationships, and Related Transactions, and Director Independence

The Company obtained demand loans from two of its stockholders which are non-interest bearing.  The loans of $230,356 and $1,344,129 as of June 30, 2011 and 2010, respectively, are reflected as stockholder loans in the consolidated balance sheets. The following sets forth the name of such stockholders, the aggregate amount of principal loaned during 2011, and the amount of principal paid during 2011.

Name of Related Party	Aggregate Amount of Principal Loaned	The Amount of Principal Paid
Liu Zhenxing	$3,014	$609,715
Liu Enjia	$1,108,988	$1,642,643

Director Independence

Mr. Liu Enjia, Mr. Wang Youliang, and Ms. Shan Yanqin, the members of our Board of Directors, are not independent using the definition of independence under the rules of the SEC.

 Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees we paid for professional services provided to us by Wei, Wei & Co., LLP for 2011 and 2010:

	2011	2010
Audit Fees	$58,000	$80,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$58,000	$80,000

For the fiscal years ended June 30, 2011 and 2010, we paid approximately $58,000 and $80,000, respectively, for professional services rendered for the audit and review of our financial statements.

There were no fees for audit related services for the years ended June 30, 2011 and 2010.

For our fiscal years ended June 30, 2011 and 2010, we paid $0 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2011 and 2010.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2011 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2010. However, all of the above services in 2010 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011. (1)
10.1	Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)
10.2
Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)

10.3
Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)

10.4	Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)
10.5	Form Entrust Feeding Agreement (1)
10.6	Entrust Feeding Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Longjiang Sanniu Dairy Farming Co., Ltd., dated September 30, 2010. (1)
10.7	Supplier Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd and Mengniu Dairy (Qiqihar) Co., Ltd., dated December 30, 2010. (1)
10.8	Supplier Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Feihe Dairy (Gannan) Co., Ltd. Longjiang Branch, dated December 16, 2010. (1)
10.9	Feed Supplier Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Agribrand Purina (Harbin) Feed Co., Ltd., dated December 26, 2010. (1)
10.10	Cow Purchase Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Beijing Qinfeng Xiongte Cow Development Co., Ltd., dated September 24, 2010. (1)
10.11	Calves Purchase Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Qiqihar Tianpeng Livestock Technology Co., Ltd. dated December 24, 2010. (1)
10.12	Culled Cow Sales Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Heilongjiang Heji Agricultural Development Co., Ltd., dated December 28, 2010. (1)
10.13	Fertilizer Purchase Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Qiqihar Jianfa Bio-Organic Fertilizer Plant dated December 26, 2010. (1)
10.14	Form Employment Agreement (1)
16.1	Letter from Ronald R. Chadwick, P.C. (1)

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2011, as amended.
*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: September 28, 2011	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2011	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Enjia		September 28, 2011
Liu Enjia	Chairman of the Board of Directors

/s/Wang Youliang	Chief Executive Officer and	September 28, 2011
Wang Youliang	Director

/s/ Shan Yanqin
Shan Yanqin	Director	September 28, 2011

/s/ Liu Yanyan
Liu Yanyan	Chief Financial Officer	September 28, 2011

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011. (1)
10.1	Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)
10.2
Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)

10.3
Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)

10.4	Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)
10.5	Form Entrust Feeding Agreement (1)
10.6	Entrust Feeding Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Longjiang Sanniu Dairy Farming Co., Ltd., dated September 30, 2010. (1)
10.7	Supplier Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd and Mengniu Dairy (Qiqihar) Co., Ltd., dated December 30, 2010. (1)
10.8	Supplier Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Feihe Dairy (Gannan) Co., Ltd. Longjiang Branch, dated December 16, 2010. (1)
10.9	Feed Supplier Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Agribrand Purina (Harbin) Feed Co., Ltd., dated December 26, 2010. (1)
10.10	Cow Purchase Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Beijing Qinfeng Xiongte Cow Development Co., Ltd., dated September 24, 2010. (1)
10.11	Calves Purchase Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Qiqihar Tianpeng Livestock Technology Co., Ltd. dated December 24, 2010. (1)
10.12	Culled Cow Sales Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Heilongjiang Heji Agricultural Development Co., Ltd., dated December 28, 2010. (1)
10.13	Fertilizer Purchase Agreement between Heilongjiang Xinhua Cattle Industry Co., Ltd. and Qiqihar Jianfa Bio-Organic Fertilizer Plant dated December 26, 2010. (1)
10.14	Form Employment Agreement (1)
16.1	Letter from Ronald R. Chadwick, P.C. (1)

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2011, as amended.
*	Filed herewith
+	Furnished herewith