Form 10-Q
period 2011-09-30
China Modern Agricultural Information, Inc.
filed 2011-11-10
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not Applicable.
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
Yes ☒ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2011: 41,100,000 shares of common stock, par value $0.001 per share.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2011

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

i

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

Consolidated Financial Statements for the
Three Months Ended September 30, 2011 and 2010

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

CONTENTS	PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	1-2

Consolidated Statements of Income and Other Comprehensive Income	3-4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6-7

Notes to the Consolidated Financial Statements	8

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND JUNE 30, 2011

ASSETS	September 30, 2011	June 30, 2011
	(Unaudited)
Current assets
Cash	$9,772,238	$5,525,180
Accounts receivable	865,227	2,506,548
Inventories	204,995	90,017
Prepaid expenses	345,613	238,238
Interest receivable	86,559	-
Notes receivable, current portion	1,747,168	210,674

Total current assets	13,021,800	8,570,657

Property, plant and equipment	1,926,550	1,884,944
Less: accumulated depreciation	(460,075)	(430,096)

Total property, plant and equipment - net	1,466,475	1,454,848

Other assets
Notes receivable	8,884,359	1,127,707
Security deposit	2,186,800	-
Loan receivable	-	2,165,800
Biological assets, net	8,956,579	17,204,616

Total other assets	20,027,738	20,498,123

TOTAL ASSETS	$34,516,013	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND JUNE 30, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2011	June 30, 2011
	(Unaudited)
Current liabilities
Accrued expenses and other payables	$151,512	$123,876
Stockholder loans	368,634	230,356

Total current liabilities	520,146	354,232

Deferred income taxes	8,023,512	7,080,292

Total liabilities	8,543,658	7,434,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,100,000 shares issued and outstanding at September 30, 2011 and June 30, 2011	41,100	41,100
Additional paid-in capital	1,603,170	1,603,170
Retained earnings	22,092,608	19,477,303
Statutory reserve fund	190,011	190,011
Other comprehensive income	1,731,081	1,498,692

Sub-total	25,657,970	22,810,276
Noncontrolling interests	314,385	278,828

Total stockholders’ equity	25,972,355	23,089,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,516,013	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Revenues
Milk sales	$3,672,130	$4,286,020
Sales commission	1,303,796	-

Total revenues	4,975,926	4,286,020
Cost of goods sold	(1,600,684)	(2,145,843)

Gross profit	3,375,242	2,140,177

Operating expenses
Selling and marketing	(76,985)	(6,095)
General and administrative	(60,623)	(71,795)

Total operating expenses	(137,608)	(77,890)

Operating income	3,237,634	2,062,287

Other income
Non-operating income	284,997	1,290

Total other income	284,997	1,290

Income before provision for income taxes	3,522,631	2,063,577
Provision for income taxes	871,769	510,648

Net income before noncontrolling interests	2,650,862	1,552,929
Noncontrolling interests	(35,557)	(20,984)

Net income attributable to controlling interests	2,615,305	1,531,945

Other comprehensive income
Foreign currency translation adjustment	232,389	208,421

Total comprehensive income	$2,847,694	$1,740,366

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Earnings per common share, basic and diluted	$0.07	$0.05

Weighted average shares outstanding, basic and diluted	41,100,000	35,998,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2011	$41,100	$1,603,170	$19,477,303	$190,011	$278,828	$1,498,692	$23,089,104
Net income	-	-	2,615,305	-	35,557	-	2,650,862
Other comprehensive income	-	-	-	-	-	232,389	232,389
Balance, September 30, 2011	$41,100	$1,603,170	$22,092,608	$190,011	$314,385	$1,731,081	$25,972,355

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Cash flows from operating activities
Net income before noncontrolling interests	$2,650,862	$1,552,929
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	194,491	284,300
Deferred income taxes	871,769	510,648
Gain from sale of biological assets	(145,712)	-
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	1,641,321	(216,628)
(Increase) in security deposit	(2,186,800)	-
(Increase) decrease in inventories	(114,978)	48,934
(Increase) in prepaid expenses	(107,375)	(44,511)
(Increase) in interest receivable	(86,559)	-
Increase in accounts payable	-	47
Increase in accrued expenses and other payables	27,636	14,951

Net cash provided by operating activities	2,744,655	2,150,670

Cash flows from investing activities
Loan receivable	2,165,800	-
Collection on notes receivable	130,174	-
Purchase of property, plant and equipment	(23,255)	-
(Increase) in biological assets	(1,286,325)	(1,229,798)

Net cash provided by (used in) investing activities	986,394	(1,229,798)

Cash flows from financing activities
Proceeds from stockholder loans	258,322	277,694
Repayment of stockholder loans	(122,713)	(247,005)

Net cash provided by financing activities	135,609	30,689

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Effect of exchange rate changes on cash	380,400	320,888

Net increase in cash	4,247,058	1,272,449
Cash, beginning of year	5,525,180	2,959,661

Cash, end of year	$9,772,238	$4,232,110

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Notes receivable from sale of biological assets	$9,410,342	$-

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Liu Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Wang Youliang holds a 38% equity interest in Zhongxian Information.  Pursuant to the VIE agreement signed by Mr. Liu Zhengxin and Mr. Wang Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting service to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through the Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

1.            ORGANIZATION (continued)

At the closing of the Share Exchange, Trade Link cancelled 5,500,000 shares of its common stock held by its principal stockholders.

The share exchange transaction constituted a reverse merger transaction.  Accordingly, the purchase method under reverse merger accounting was adopted.  As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development and its subsidiaries (the accounting acquirers).  Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) are under common control.  Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.  The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception of the periods presented.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in additional paid-in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Reporting Entity and Basis of Accounting and Presentation (continued)

The unaudited interim consolidated financial statements of the Company as of September 30, 2011 and for the three months ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2012.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2011, previously filed with the SEC.

Foreign Currency Translations

All Company assets are located in People’s Republic of China (“PRC”).  The functional currency for the majority of the Company’s operations is the RMB.  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2011	June 30, 2011	September 30, 2010

Balance sheet items, except for stockholders’ equity, as of period end	0.1562	0.1547	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the period	0.1557	N/A	0.1497

For the three months ended September 30, 2011 and 2010, foreign currency translation adjustments of $232,389 and $208,421 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of the RMB could materially affect the Company’s consolidated financial condition in terms of US dollar reporting.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Financial instruments include accounts receivable, interest receivable, notes receivable, loan receivable, accrued expenses and other payables and stockholder loans.  As of September 30, 2011 and June 30, 2011, the carrying values of accounts receivable, interest receivable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying values of notes receivable and the loan receivable are valued at their net realizable value which approximates the fair value.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2011 and June 30, 2011, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

The Company estimates an inventory allowance, if necessary, for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of September 30, 2011 and June 30, 2011.

Security Deposit

The Security deposit at September 30, 2011 represents a non-interest bearing deposit made to a company with which Zhongxian Information has signed a letter of intent to acquire.   The deposit was converted from a non-interest bearing loan on July 10, 2011 (See Note 12).

Prepaid Expenses

Prepaid expenses of $345,613 as of September 30, 2011 are comprised of $317,497 prepayments for consulting services and $28,116 for one year’s rent, respectively.  Prepaid expenses of $238,238 as of June 30, 2011 represent prepayments for consulting services.

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

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 years
Automobiles	10 years
Building and building improvements	20 and 10 years

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with FASB ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three months ended September 30, 2011 and 2010.

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

Mature Biological Assets

Mature biological assets are recorded at their original or weighted average transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the three months ended September 30, 2011 and 2010, losses of $7,799 and $8,604, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three months ended September 30, 2011 and 2010.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of September 30, 2011 and June 30, 2011, the Company does not have a liability for any uncertain tax positions.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for three months ended September 30, 2011 and 2010.

BVI

Value Development is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax laws, the applicable income tax rate for the Company is 0%.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. The ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

3.            RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In May 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements.  ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards.  The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.  The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

3.            RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2010, FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

4.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	September 30, 2011	June 30, 2011

Machinery and equipment	$105,288	$81,171
Automobiles	37,457	37,098
Building and building improvements	1,783,805	1,766,675

	1,926,550	1,884,944
Less: accumulated depreciation	(460,075)	(430,096)

Property, plant and equipment, net	$1,466,475	$1,454,848

Depreciation expense charged to operations for the three months ended September 30, 2011 and 2010 was $25,726 and $28,935, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

5.            BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30, 2011	June 30, 2011

Immature biological assets	$8,566,136	$8,243,869
Mature biological assets	1,124,640	11,698,941

	9,690,776	19,942,810
Less: accumulated depreciation	(734,197)	(2,738,194)

Biological assets, net	$8,956,579	$17,204,616

Depreciation expense for three months ended September 30, 2011 and 2010 was $168,765 and $255,365, respectively, all of which was recorded in cost of goods sold in the consolidated statements of income and other comprehensive income.

6.            NOTES RECEIVABLE

Notes receivable represents the receivable related to the sales of cows (mature biological assets) to local farmers.   The Company sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and the gain or loss were recognized when the cows were sold.  A total the gain of $246,678 is included in non-operating income in the accompanying consolidated statements of income and other comprehensive income for the three months ended September 30, 2011.  According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful life of the cows sold. The receivable related to the sales of cows is included in notes receivable in the accompanying consolidated balance sheets as of September 30, 2011 and June 30, 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

6.            NOTES RECEIVABLE (continued)

The Company considers the notes to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  The Company will continue to review the notes on a periodic basis and where there is doubt as to the collectibility of individual balances, it will provide an allowance, when necessary.

Notes receivable consists of the following:

	September 30, 2011	June 30, 2011

Notes receivable	$11,114,028	$1,856,400
Less: discount for interest	(482,501)	(518,019)

	10,631,527	1,338,381
Less: current portion	(1,747,168)	(210,674)

Non-current portion	$8,884,359	$1,127,707

Future maturities of notes receivable as of September 30, 2011 are as follows:

Year Ending September 30,	Annual Amount

2012	$1,747,168
2013	1,773,460
2014	1,802,906
2015	1,747,658
2016	1,458,850
Thereafter	2,101,485

$10,631,527

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

6.            NOTES RECEIVABLE (continued)

In  connection with the sales discussed above, the Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Commission income of $1,303,797 is included in revenues in the consolidated statements of income and other comprehensive income for the three months ended September 30, 2011.  The related receivable of $688,721 and $126,059 at September 30, 2011 and June 30, 2011, respectively, is included in accounts receivable in the consolidated balance sheets.  Interest income of $126,693is included in non-operating income in the consolidated statements of income and other comprehensive income for the three months ended September 30, 2011.

7.            LEASES

The Company leased one of its offices from an unrelated third party at a monthly rental of approximately $1,100 under an operating lease, which expired in May 2010.  The Company has a verbal agreement with the landlord to continue to use the office at no cost until September 30, 2011.  On September 12, 2011, the Company entered into a lease agreement with the landlord to continue the operating lease with a monthly rental of $2,343, expiring on September 30, 2012.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

8.            RELATED PARTY TRANSACTIONS

The Company obtained demand loans from two of its stockholders which are non-interest bearing.  The loans of $368,634 and $230,356 as of September 30, 2011 and June 30, 2011, respectively, are reflected as stockholder loans in the consolidated balance sheets.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

10.          INCOME TAXES

The provision for income taxes consisted of the following for the three months ended September 30:

	2011	2010

Current	$-	$-
Deferred	861,767	510,648

	$861,767	$510,648

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	2011	2010

As calculated at the statutory rate	25.00%	25.00%
Other	(0.25%)	(0.25%)

As reported on the consolidated statements of income and other comprehensive income	24.75%	24.75%

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

10.          INCOME TAXES (continued)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2011	June 30, 2010

Net operating losses carryforward	$271,072	$260,264
Undistributed earnings of subsidiary under PRC law	(8,294,584)	(7,340,556)

Net deferred tax (liabilities)	$(8,023,512)	$(7,080,292)

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

Five major customers for sales of milk accounted for approximately 65% of sales for the three months ended September 30, 2011.  Two major customers for sales of milk accounts for approximately 100% of sales for the three months ended September 30, 2010. The same two customers also accounted for approximately 81% of accounts receivable at June 30, 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

12.          SUBSEQUENT EVENTS

On July 10, 2011 (“Execution Date”), Zhongxian Information entered into a letter of intent (“Letter of Intent”) with Harbin JinShangjing Technology Investment Co., Ltd., a Chinese company (“Harbin JinShangjing”).  Harbin JinShangjing is the sole equity owner of Shangzhi Yulong Cattle Co., Ltd., a Chinese company also owning cows and selling milk (“Shangzhi Yulong”).  Subject to the terms and conditions of the Letter of Intent, within 90 days after the Execution Date (the “Original Expiration Date”), the parties intend to execute a definitive equity transfer agreement (the “Definitive Agreement”) providing for the acquisition by Zhongxian Information of 100% of the equity interests of Shangzhi Yulong (the “Proposed Acquisition”).  The purchase price has not been agreed upon and will be determined at the time of the execution of the Definitive Agreement.

Pursuant to the Letter of Intent, on the execution date of the Letter of Intent, the loan receivable of RMB14 million (US$2,165,800) was converted to a non-interest bearing security deposit (“Security Deposit”) with Harbin Jinshangjing (see Note 2).  If a Definitive Agreement is executed, the Security Deposit will be applied against the purchase price of the Proposed Acquisition.  If a Definitive Agreement is not executed, the Security Deposit will be returned to the Company within 15 days of the termination of the Letter of Intent.

On September 26, 2011, Zhongxian Information entered into an amendment (the “Amendment”) to the Letter of Intent to extend the term by an additional 90 days following the Original Expiration Date.

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with a municipality of Heilongjiang to lease 4,120 acres of land.  The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000) within three days after the execution of the lease.  The required rental payment was paid in full in October 2011.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land during the lease term.

Item 2.                 Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2011 and 2010. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

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

Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian”) was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”).  In February 2006, it acquired 99% of the registered capital of Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua”), which was established in China in December 2005 with a registered capital of three million RMB. Xinhua is our operating entity and almost all the revenue was generated from it.

Recent Developments

In June 2011, we sold 2,000 milk cows to 6 local farmers without first payment. The farmers pay installment in the following 5 years with a minimum payment of 20% of the sales price annually. In August 2011, we sold 5,635 milk cows to 20 local farmers with 10% first payment. In September 2011, we sold 3,787 milk cows to 13 local farmers without first payment. In the end of September 2011, we signed with a supplemental agreement with the farmers to whom we sold cows in August 2011 to change the payment terms. Pursuant to the original agreements and supplemental agreements signed in August and September 2011, the sales price will be collected in monthly installment plus interest at 7% on any outstanding balance, over the remaining useful life of the cows sold. The receivable related to the sales of cows is included in notes receivable in the accompanying consolidated balance sheets as of September 30, 2011 and June 30, 2011. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. By the end of September 2011, we had totally 7,912 cows, among which 400 milk cows are fed by our variable interest entity Xinhua Cattle, and 7,512 cows are continue to be fed by local farmers.

During the quarter ended September 30, 2011, the food costs for feeding cows were increased largely. The food costs paid to the farmers for feeding cows per month were increased from RMB 200 to RMB 280, RMB 280 to RMB 350, RMB 300 to RMB 380 and RMB 450 to RMB 540 for baby cows, pre-adult cows, young cows and milk cows respectively. It was the main reason we disposed a large number of cows and rent the grassland. This new business model provides us with a new revenue stream for which it incurs very little direct cost, as the milk producing is entirely the responsibility of the local farmers.

On October 9, 2011, we entered into an operating lease agreement with a municipality of Heilongjiang Province to lease 4,120 acres of grassland which is effective from October 9, 2011 to October 8, 2021. The total payment for the rent was $4,686,000 and it was fully paid in October 2011. Pursuant to the lease agreement, we have the right to occupy, use and transfer during the lease term.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income of operations information. Financial information is presented for the quarters ended September 30, 2011 and 2010 respectively.

	For the quarter ended September 30
			Change
	2011	2010	Amount	%
Revenues	4,975,926	4,286,020	689,906		16%
Cost of goods sold	1,600,684	2,145,843	(545,159)	(25	) %
Gross profit	3,375,242	2,140,177	1,235,065		58%
Operating expenses	137,608	77,890	59,718		77%
Non operating income/(loss)	3,237,634	2,062,287	1,175,347		57%
Net income	2,615,305	1,531,945	1,083,360		71%

Revenues

The revenue was mainly generated from selling of natural milk and natural milk sales commission from farmers. We had total revenues of $4,975,926 for the quarter ended September 30, 2011, an increase of $689,906 or 16%, compared to $4,286,020 for the quarter ended September 30, 2010.

The following table shows a breakdown of the revenue from natural milk and sales commission:

	For the quarter ended September 30
			Change
	2011	2010	Amount	%
Sales of natural milk	3,672,130	4,286,020	(613,890)	(14	) %
Sales commission	1,303,796	-	1,303,796	100%

Total revenue	4,975,926	4,286,020	689,906	16%

For the quarter ended September 30, 2011, the total revenue generated from natural milk selling was $3,672,130 which represented a decrease of $613,890 or 14% compared to $4,286,020 for the quarter ended September 30, 2010. The main reason caused the decrease was due to the decrease in number of milk cows, despite the increase in sales price of natural milk from RMB 2.25 to RMB 2.60 since August 1, 2011 which presented 41% or RMB 0.75 per kg increase in selling price comparing the selling price RMB 1.85 per kg for the quarter ended September 30, 2010.  As we disposed a large number of milk cows to local farmers, the average number of milk cows for the quarter ended September 30, 2011 was decreased from 6,845 to 4,512 comparing the quarter ended September 30, 2010. Although during this covered quarter, we developed three new customers, Suihua Dongxing Dairy Co., Ltd, Heilongjiang Longxing Dairy Co., Ltd and Heilongjiang Nongken Delong Dairy Co., Ltd., we expect the revenue from natural milk selling will continue to decrease in the next quarter due to the changing of our operating model.

The sales commission from local farmers for the quarter ended September 30, 2011 was $1,303,796.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. As we were changing our operating activities in this quarter and it resulted in reduced direct costs especially in feeding food costs because the milk producing and distribution are entirely the responsibility of the local farmers. The change in our operating activities to the program has resulted in an improvement in our margins.  For the quarter ended September 30, 2011, our cost of goods sold was decreased to $1,600,684 which represented a decrease of $545,159 or 25% compared to $2,145,843 for the quarter ended September 30, 2010, our gross profit margin was increased to 68% which represented an increase of 36% compared to 50% for the quarter ended September 30, 2010.

Operating expenses

The company’s operating expenses were increased from $77,890 for the quarter ended September 30, 2010 to $137,608 for the quarter ended September 30, 2011. It was increased by $59,718 or 77%. The main operating expenses consist of human resources, depreciation and professional service fees for listing in U.S. stock exchange market, etc. The professional service fees for listing in U.S stock exchange market caused the main reason for increasing in operating expenses for the quarter ended September 30, 2011 comparing with the quarter ended September 30, 2010 as we were a Chinese private company before February 2011 and so there were no such expenses incurred before.

Operating income

We recorded $3,237,634 in operating income for the quarter ended September 30, 2011 comparing $2,062,287 in operating income for the quarter ended September 30, 2010. It was increased by $1,175,347 or 57%.

Non operating income

Non operating income was mainly generated from disposal of mature biological properties, interests from farmers and bank saving interests.  For the quarter ended September 30, 2011, the total non operating income was $284,997 which mainly was the gain from disposal of biological properties for $246,678. For the quarter ended September 30, 2010, the unique non operating income was bank saving interests which was $1,290.

The Company sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and the gain or loss were recognized when the cows were sold.  A total the gain of $246,678 is included in non-operating income in the accompanying consolidated statements of income and other comprehensive income for the three months ended September 30, 2011.  The non operating income is extraordinarily generated at a large amount and we believe it will be largely reduced in the following quarters.

Net Income

Our variable interest entity, Xinhua Cattle is entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry.  Zhongxian Information is subject to an Enterprise Income Tax at 25% and files its own tax returns. Under equity method, the income tax was accrued based on consolidated taxable income. Accordingly, the income tax accrued was $871,769 and $510,648 for the quarter ended September 30, 2011 and 2010, respectively. After deducting the accrual, we reported net income of $2,650,862 and $1,552,929 for the quarter ended September 30, 2011 and 2010, respectively which represented an increase in $1,097,933 or 71%. As we do not fully consolidate 100% of Xinhua Cattle’s net income, the minority interest shareholder for the 1% of Xinhua’s shares was contributed to $35,557 and $20,984 from our net income for the quarters ended September 30, 2011 and 2010, respectively. After foresaid deduction for minority interests and taking into account the income and expenses incurred by parent corporations, our net income attributable to the Company was $2,615,305 representing $0.07 per share and $1,531,945 representing $0.05 per share for the quarters ended September 30, 2011 and 2010, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in other comprehensive income in the consolidated statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the quarters ended September 30, 2011 and 2010, foreign currency translation adjustments of $232,389 and $208,421 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

On September 30, 2011 and June 30, 2011, we had no any bank debt but an obligation to shareholders for $368,634 and $230,356, respectively. The amounts due to our shareholders were mainly paid for the professional services incurred for listing in U.S stock exchange market from our shareholders’ personal bank accounts because of the restriction of official bank transfer abroad by the Bank of China. At the same time, we had $9,772,238 and $5,525,180 in cash at September 30, 2011and June 30, 2011 as well as net working capital totaling $12,501,654 and $8,216,425, respectively. As a result, our capital resources are more than sufficient to fund our operations for the future as they are currently structured.

During the quarter ended September 30, 2011, our operating activities provided $2,744,655 in net cash, compared to $2,150,670 during the quarter ended September 30, 2010.  The net cash provided in the recent period was slightly higher than our net income for this quarter.

Over the long term, our expectation is that we will utilize our capital resources as well as any additional investments that we secure in order to expand operating activities.  At the present time, however, we are able to operate profitably without significant additional investment.  Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing on favorable terms at this time.  Accordingly, our near term plan is to continue the program that we initiated during the past year, utilizing the resources available to us.

Critical Accounting Policies and Estimates

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in additional paid-in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle.  The Company is the primary beneficiary of the VIE and its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Revenue Recognition

The Company’s primary sources of revenues are derived from sale of fresh milk to Chinese manufacturing and distribution companies of dairy products and sales commission from farmers’ natural milk selling.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from sales of goods and services are recognized when the goods are delivered and the title is transferred, the services are provided, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

None.

Item 6.       Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 10, 2011	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2011	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)