Form 10-Q
period 2011-12-31
China Modern Agricultural Information, Inc.
filed 2012-02-21
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2011: 50,100,000 shares of common stock, par value $0.001 per share.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
December 31, 2011

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Modern Agricultural Information, Inc. and its consolidated subsidiaries Value Development Holding, Value Development Group and Jiasheng Consulting, its variable interest entity Zhongxian Information, Xinhua Cattle and Yulong Cattle, the subsidiaries of Zhongxian Information.

In addition, unless the context otherwise requires and for the purposes of this report only

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Jiasheng Consulting” refers to Jiasheng Consulting Managerial Co., Ltd., a PRC company;

•	“Operating Company or Operating Companies” refers to Value Development Holding, Value Development Group, Jiasheng Consulting, Zhongxian Information, Xinhua Cattle, and Yulong Cattle.
•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Yulong Cattle” refers to Shangzhi Yulong Cattle Co., Ltd., a PRC company;
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

•	“Value Development Holding” refers to Value Development Holding Limited., a British Virgin Islands company;
•	“Value Development Group” refers to Value Development Group Limited, a Hong Kong company;

•	“Xinhua Cattle” refers to Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company;
•	“Zhongxian Information” refers to Heilongjiang Zhongxian Information Co., Ltd., a PRC company;

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Three and Six Months Ended December 31, 2011 and 2010

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND JUNE 30, 2011 (IN U.S . $)

ASSETS	December 31, 2011	June 30, 2011
	(Unaudited)
Current assets
Cash	$6,676,737	$5,525,180
Accounts receivable	2,523,435	2,506,548
Inventories	1,316,861	90,017
Prepaid expenses	353,051	238,238
Prepaid land lease, current portion	471,300	-
Interest receivable	246,850	-
Notes receivable, current portion	1,763,653	210,674

Total current assets	13,351,887	8,570,657

Property, plant and equipment	4,459,509	1,884,944
Less: accumulated depreciation	(530,259)	(430,096)

Total property, plant and equipment, net	3,929,250	1,454,848

Other assets
Notes receivable	8,491,427	1,127,707
Prepaid land lease	4,182,788	-
Loan receivable	-	2,165,800
Biological assets, net	17,055,708	17,204,616

Total other assets	29,729,923	20,498,123

TOTAL ASSETS	$47,011,060	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND JUNE 30, 2011 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2011	June 30, 2011
	(Unaudited)
Current liabilities
Accounts payable	$64,682	$-
Accrued expenses and other payables	103,006	123,876
Stockholder loans	424,569	230,356

Total current liabilities	592,257	354,232

Deferred income taxes	10,363,618	7,080,292

Total liabilities	10,955,875	7,434,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 50,100,000 and 41,100,000 shares issued and outstanding at December 31, 2011 and June 30, 2011	50,100	41,100
Additional paid-in capital	4,654,170	1,603,170
Retained earnings	28,900,481	19,477,303
Statutory reserve fund	244,209	190,011
Other comprehensive income	1,861,922	1,498,692

Sub-total	35,710,882	22,810,276

Noncontrolling interests	344,303	278,828

Total stockholders’ equity	36,055,185	23,089,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,011,060	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenues
Milk sales	$2,680,998	$6,109,582	$6,353,127	$10,395,602
Sales commission	2,441,356	-	3,745,153	-

Total revenues	5,122,354	6,109,582	10,098,280	10,395,602
Cost of goods sold	(1,561,130)	(3,079,456)	(3,161,814)	(5,225,299)

Gross profit	3,561,224	3,030,126	6,936,466	5,170,303

Operating expenses
Selling and marketing	(147,782)	(25,884)	(224,767)	(31,979)
General and administrative	(104,877)	(92,894)	(165,500)	(163,399)

Total operating expenses	(252,659)	(118,778)	(390,267)	(195,378)

Operating income	3,308,565	2,911,348	6,546,199	4,974,925

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Other income and expenses
Bargain purchase gain	5,721,596	-	5,721,596	-
Other non-operating income	147,382	-	432,379	-

Total other income	5,868,978	-	6,153,975	-

Income before income taxes	9,177,543	2,911,348	12,700,174	4,974,925
Provision for income taxes	2,285,554	720,431	3,157,323	1,231,079

Net income before noncontrolling interests	6,891,989	2,190,917	9,542,851	3,743,846
Noncontrolling interests	(29,918)	(29,627)	(65,475)	(50,611)

Net income attributable to controlling interests	6,862,071	2,161,290	9,477,376	3,693,235

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Other comprehensive income:
Foreign currency translation adjustment	130,841	246,646	363,230	455,067

Total comprehensive income	$6,992,912	$2,407,936	$9,840,606	$44,148,302

Earnings per common share, basic and diluted	$0.15	$0.06	$0.22	$0.10

Weighted average shares outstanding, basic and diluted	44,915,217	35,998,000	43,007,609	35,998,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2011	$41,100	$1,603,170	$19,477,303	$190,011	$278,828	$1,498,692	$23,089,104
Issuance of common stock for acquisition	9,000	3,051,000	-	-			3,060,000
Net income	-	-	9,477,376	-	65,475	-	9,542,851
Appropriation of statutory reserves	-	-	(54,198)	54,198	-	-	-
Other comprehensive income	-	-	-	-	-	363,230	363,230
Balance, December 31, 2011	$50,100	$4,654,170	$28,900,481	$244,209	$344,303	$1,861,922	$36,055,185

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED) (IN U.S. $)

	2011	2010

Cash flows from operating activities
Net income before noncontrolling interests	$9,542,851	$3,743,846
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	484,343	640,364
Deferred income taxes	3,157,323	1,231,079
Bargain purchase gain	(5,721,596)	-
Gain from sale of biological assets	(145,712)	-
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	827,743	(995,795)
(Increase) decrease in inventories	(508,289)	35,893
(Increase) in prepaid expenses	(88,889)	(152,316)
Increase in prepaid land lease	(4,654,088)	-
(Increase) in interest receivable	(246,850)	-
Increase in accounts payable	21,728	1,473,108
(Decrease) increase in accrued expenses and other payables	(78,759)	33,294

Net cash provided by operating activities	2,589,805	6,009,473

Cash flows from investing activities
Acquisition of Yulong Cattle, net of cash acquired	9,442	-
Collection of notes receivable	568,628	-
Proceeds from sales of biological assets	550,537	-
(Increase) in biological assets	(3,017,986)	(5,260,347)

Net cash (used in) investing activities	(1,889,379)	(5,260,347)

Cash flows from financing activities
Loans from affiliates	-	656,883
Repayment of affiliates loans	-	(621,835)
Proceeds from stockholder loans	302,347	29,940
Repayment of stockholder loans	(155,305)	-

Net cash provided by financing activities	147,042	64,988

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED) (IN U.S. $)

	2011	2010

Effect of exchange rate changes on cash	304,089	595,984

Net increase in cash	1,151,557	1,410,098
Cash, beginning of period	5,525,180	2,959,661

Cash, end of period	$6,676,737	$4,369,759

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Notes receivable from sale of biological assets	$9,410,342	$-

Acquisition of Yulong

Net working capital other than cash	$(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired other than cash	8,772,154

Bargain purchase gain	(5,721,596)
Issuance of 9,000,000 shares of common stock for purchase	(3,060,000)

Cash received upon acquisition of Yulong	$(9,442)

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

The share exchange transaction constituted a reverse takeover transaction.  Accordingly, the purchase method under reverse takeover accounting has been adopted for the preparation of the consolidated financial statements.  As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development and its subsidiaries (the accounting acquirer).  Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) are under common control.  Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.  The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception of the periods presented.

Zhongxian Information and Xinhua Cattle are engaged in acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.  Zhongxian Information was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”).  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was established in China in December 2005 with registered capital of three million RMB.  Xinhua Cattle had no significant activities and its cost approximated the fair value at the date of acquisition.

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle Industry Co., Ltd. (“Yulong Cattle”) from Yulong Cattle’s original stockholders for consideration of 9,000,000 shares of the Company’s common stock and cash consideration amounting to $4,396,000.  Yulong Cattle was a privately held company in China engaged in the acquisition, breeding and rearing of dairy cows, and

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

1.           ORGANIZATION (continued)

production and sale of fresh milk to manufacturing and distribution companies.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset to paid-in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its VIEs.  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoy the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of the entities.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and Zhongxian Information’s newly acquired 100% owned subsidiary, Yulong Cattle from November 23, 2011, the date of acquisition.  The Company is the primary beneficiary of the VIE and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Reporting Entity and Basis of Accounting and Presentation (continued)

The unaudited interim consolidated financial statements of the Company as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2011, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2012.

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
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2011	June 30, 2011	December 31, 2010

Balance sheet items, except for stockholders’ equity, as of period end	0.1571	0.1547	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the period	0.1563	N/A	0.1488

Foreign currency translation adjustments of $130,841 and $246,646 for the three months ended December 31, 2011 and 2010, respectively, and $363,230 and $455,067 for the six months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

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
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company’s primary sources of revenues are derived from (a) sale of fresh milk to Chinese manufacturing and distribution companies of dairy products and (b) commission from local farmers of their monthly milk sales.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from sales of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Milk sales revenue is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to its customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.  Sales commission revenue is recognized on a monthly basis based on monthly sale reports received.

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
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Financial instruments include accounts receivable, interest receivable, notes receivable, loan receivable, accounts payable, accrued expenses and other payables and stockholder loans.  As of December 31, 2011 and June 30, 2011, the carrying values of accounts receivable, interest receivable, accounts payable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying values of notes receivable and loan receivable are valued at their net realizable value which approximates the fair value.

Business Combination

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date.  In a bargain purchase in which the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess was recognized as a bargain purchase gain in the accompanying consolidated statements of income and other comprehensive income..

Advertising Cost

Advertising costs are charged to operations when incurred.  Advertising cost totalled $22,082 for the three and six months ended December 31, 2010. No advertising costs were incurred for the three and six month ended December 31, 2011.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2011 and June 30, 2011, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of December 31, 2011 and June 30, 2011.

Prepaid Expenses

Prepaid expenses as of December 31, 2011 and June 30, 2011 mainly represent the prepayments of $319,326 and $238,238 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $4,654,088 for grassland rental (see Note 8).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan Receivable

Loan receivable at June 30, 2011 represents a non-interest bearing loan to Yulong Cattle.  The loan was converted to a non-interest bearing security deposit upon the execution of the letter of intent in July 2011, and was subsequently applied against the acquisition purchase price in November 2011 (see Note 4).

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

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobile	4 and 10 years
Building and building improvements	20 and 10 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three and six months ended December 31, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

Mature Biological Assets

Mature biological assets are recorded at their original or weighted average transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the three months ended December 31, 2011 and 2010, losses of $0 and $15,552, respectively, and losses of $7,799 and $15,552 for the six months then ended, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three and six months ended December 31, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate at 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At December 31, 2011 and June 30, 2011, undistributed earnings allocated to Zhongxian Information were approximately $36,860,000 and $29,360,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of December 31, 2011 and June 30, 2011, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended December 31, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

PRC

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry.  Zhongxian Information is subject to an Enterprise Income Tax at 25% and files its own tax returns.  Consolidated tax returns are not permitted in China.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no diluted shares outstanding for the three and six months ended December 31, 2011 and 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese subsidiaries are required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s consolidated financial statements.

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
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (loss) by eliminating the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all changes in other comprehensive income (loss) items be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income (loss) in the statement(s) where the component of net income (loss) and the components of other comprehensive income (loss) are presented.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted.  The adoption of this standard will not have a material effect on the Company’s consolidated financial statements.

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

In December 2010, FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

of this standard did not have a material impact on the Company’s consolidated financial statements.

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

4.           BUSINESS COMBINATION

On November 23, 2011, Zhongxian Information acquired 100% of equity interests of Yulong Cattle for consideration of 9,000,000 shares of the Company’s common stock and cash consideration of RMB28,000,000 (US$4,396,000), of which RMB14,000,000 (US$2,186,800) was paid by a security deposit pursuant to a letter of intent with respect to the acquisition dated July 11, 2011, as amended on September 26, 2011.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Yulong Cattle based on their estimated fair values.  Management has made the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed that existed as of the date of completion of the acquisition as follows.

Cash consideration	$4,396,000
Fair value of 9,000,000 shares of common stock issued	3,060,000

Total consideration transferred	$7,456,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

4.           BUSINESS COMBINATION (continued)

Cash	$4,405,442
Net working capital other than cash	(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired	13,177,596

Bargain purchase gain	5,721,596

Total consideration transferred	$7,456,000

The nonrecurring bargain purchase gain of $5,721,596 is included in other income in the consolidated statements of income and other comprehensive income for the three and six months ended December 31, 2011.  In accordance with ASC 805, the Company had two independent valuations of Yulong Cattle to verify that the bargain purchase gain was reasonable. The bargain purchase gain arose mainly due to higher share market price in July 2011 when the letter of intent was signed.

In accordance with SEC Regulation S-X Rule 3-05, Yulong Cattle was a significant subsidiary as of the acquisition date, and the conditions set by SEC Regulation S-X Rule 1-02(w) exceeded 40 percent, but none exceeded 50 percent.  Therefore the separate audited financial statements of Yulong Cattle for the years ended June 30, 2011 and 2010 and the unaudited interim financial statements for three months period ended September 30, 2011 and 2010 were presented on the Form 8-K/A filed on February 3, 2012.

The results of operations of Yulong Cattle for the period from November 23, 2011 to December 31, 2011 have been consolidated. Revenues of $1,578,990 and net income of $541,977 for Yulong Cattle is included in accompanying consolidated statements of income and other comprehensive income for the three and six months ended December 31, 2011.

Pro Forma Results of Operations

The following pro forma results of operations, excluding the bargain purchase gain and related income tax effect, for the three and six months ended December 31, 2011 and 2010 have been prepared as though the acquisition of Yulong Cattle had occurred as of

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

4.           BUSINESS COMBINATION (continued)

Pro Forma Results of Operations (continued)

the earliest period presented.  This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of Yulong Cattle occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$7,188,617	$8,699,937	$15,570,328	$16,210,187
Cost of goods sold	(2,708,279)	(4,447,538)	(6,207,308)	(8,390,530)

Gross profit	4,480,338	4,252,399	9,363,020	7,819,657

Operating expenses	(286,006)	(212,690)	(468,767)	(332,034)
Non-operating income	158,834	142,698	443,832	142,698

Income before income taxes	4,353,166	4,182,407	9,338,085	7,630,321
Provision for income taxes	866,054	720,431	1,737,823	1,231,079

Net income before noncontrolling interests	3,487,112	3,461,976	7,600,262	6,399,242
Noncontrolling interests	(29,918)	(29,627)	(65,475)	(50,611)

Net income attributable to controlling interest	$3,457,194	$3,432,349	$7,534,787	$6,348,631

Net income per Share, basic and diluted	$0.07	$0.08	$0.15	$0.14

Weighted average shares outstanding, basic and diluted	50,100,000	44,998,000	50,100,000	44,998,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

5.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	December 31, 2011	June 30, 2011

Machinery and equipment	$391,299	$81,171
Automobile	101,730	37,098
Building and building improvements	3,966,480	1,766,675

	4,459,509	1,884,944
Less: accumulated depreciation	(530,259)	(430,096)

Property, plant and equipment, net	$3,929,250	$1,454,848

Depreciation expense charged to operations for the three months ended December 31, 2011 and 2010 was $45,317 and $25,294, respectively, and was $71,043 and $54,229 for the six months then ended, respectively.

6.            BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31, 2011	June 30, 2011

Immature biological assets	$9,610,804	$8,243,869
Mature biological assets	8,331,180	11,698,941

	17,941,984	19,942,810
Less: accumulated depreciation	(886,276)	(2,738,194)

Biological assets, net	$17,055,708	$17,204,616

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

6.           BIOLOGICAL ASSETS (continued)

Depreciation expense for three months ended December 31, 2011 and 2010 was $244,535 and $330,770, respectively, and was $413,300 and $586,135 for the six months then ended, respectively, all of which was recorded in cost of goods sold in the consolidated statements of income and other comprehensive income.

7.           NOTES RECEIVABLE

Notes receivable is related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.  A total gain of $247,628 is included in non-operating income in the accompanying consolidated statements of income and other comprehensive income for the six months ended December 31, 2011.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful life, which range from three to eight years, of the cows sold. Local farmers are required to pay 30% of monthly milk sales generate by the cows sold by the Company. The required 30% monthly payments represent the monthly installment for the cows sold and commission income for the Company’s assistance in arranging for the sale of the milk.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of December 31, 2011 and June 30, 2011. The related commission receivable of $828,936 and $126,059 at December 31, 2011 and June 30, 2011, respectively, is included in accounts receivable in the consolidated balance sheets.  Commission income of $2,441,356 and $3,745,153 is included in revenues in the consolidated statements of income and other comprehensive income for the three and six months ended December 31, 2011, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

7.           NOTES RECEIVABLE (continued)

Notes receivable consists of the following:

	December 31, 2011	June 30, 2011

Notes receivable	$10,699,586	$1,856,400
Less: discount for interest	(444,506)	(518,019)

	10,255,080	1,338,381
Less: current portion	(1,763,653)	(210,674)

Non-current portion	$8,491,427	$1,127,707

Future maturities of notes receivable as of December 31, 2011 are as follows:

Year Ending December 31,	Annual Amount

2012	$1,763,653
2013	1,790,867
2014	1,799,161
2015	1,708,403
2016	1,322,797
Thereafter	1,870,199

$10,255,080

The Company considers the receivable to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  The Company will continue to review the receivable on a periodic basis and where there is doubt as to the collectibility of individual balances, it will provide an allowance, if necessary.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

8.           LEASES

The Company leased one of its offices from an unrelated third party at a monthly rental of approximately $1,100 under an operating lease, which expired in May 2010.  The Company has a verbal agreement with the landlord to continue to use the office at no cost until September 30, 2011.  On September 12, 2011, the Company entered into a lease agreement with the landlord to continue the operating lease with a monthly rental of $2,345, expiring on September 30, 2012.

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

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with a municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000).  The related prepayment of $4,654,088 is included in the prepaid land lease in the consolidated balance sheets as of December 31, 2011.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

Prepaid land lease consists of the following:

June 30, 2011

Prepaid land lease	$4,654,088
Less: current portion	(471,300)

Non-current portion	$4,182,788

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

9.           RELATED PARTY TRANSACTIONS

The Company obtained demand loans from two of its stockholders which are non-interest bearing.  The loans of $424,569 and $230,356 as of December 31, 2011 and June 30, 2011, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.           FAIR VALUE MEASUREMENTS

FASB ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

11.           INCOME TAXES

The provision for income taxes consisted of the following for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Current	$-	$-	$-	$-
Deferred	2,285,554	720,431	3,157,323	1,231,079

	$2,285,554	$720,431	$3,157,323	$1,231,079

The following table reconciles the effective income tax rates with the statutory rates for the three months ended December 31:

	2011	2010

As calculated at the statutory rate	25.00%	25.00%
Other	(0.10%)	(0.25%)

As reported on the consolidated statements of income and other comprehensive income	24.90%	24.75%

The following table reconciles the effective income tax rates with the statutory rates for the six months ended December 31:

	2011	2010

As calculated at the statutory rate	25.00%	25.00%
Other	(0.14%)	(0.25%)

As reported on the consolidated statements of income and other comprehensive income	24.86%	24.75%

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

11.           INCOME TAXES (continued)

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

The laws of China permit the carry forward of net operating losses for a period of five years.  Undistributed earnings from Xinhua Cattle and Yulong Cattle are not taxable until such earnings are actually distributed.

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2011	June 30, 2010

Net operating loss carryforward	$282,567	$260,264
Bargain purchase gain	(1,430,399)	-
Undistributed earnings of subsidiaries under PRC law	(9,215,786)	(7,340,556)

Net deferred tax (liabilities)	$(10,363,618)	$(7,080,292)

At December 31, 2011 and June 30, 2011, Zhongxian Information had an unused operating loss carry-forward of approximately $1,130,000 and $1,040,000, respectively, expiring in various years through 2016.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years 2006 to 2011 remain open to examination by tax authorities in the PRC.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (UNAUDITED)

12.           CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers for the sale of milk accounted for approximately 93% and 82% of milk sales for the three and six months ended December 31, 2011, respectively.  Two customers for the sale of milk account for approximately 100% of sales for the three and six months ended December 31, 2010, respectively.  The same two customers also accounted for approximately 72% and 81% of accounts receivable at December 31, 2011 and June 30, 2011, respectively.

Six farmers accounted for the notes receivable at June 30, 2010.

Item 2.                 Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended December 31, 2011 and 2010. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have three operating entities with an aggregate fresh milk production capacity of approximately 125 tons (approximately 3,969gallons) per day. We also have 39 exclusive individual partners with an aggregate fresh milk production capacity of approximately 251 tons per day. We have seven major customers, two of which are the leading dairy companies in China.

We were incorporated on December 22, 2008 under the laws of the State of Nevada.  We were formerly known as Trade Link Wholesalers Inc. (“Trade Link”). On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada and changed our name from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development, a British Virgin Islands company, (ii) Value Development’s shareholders, (iii) us, and (iv) our former principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development’s shareholders transferred to us all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of our common stock (the “Securities Exchange”). The shares issued to Value Development’s shareholder in the Securities Exchange constituted approximately 87.80% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, Value Development became our wholly owned subsidiary and Value Development’s former principal stockholder became our principal stockholders.

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting.  Jiasheng Consulting entered into a series of agreements (the “Contractual Arrangements”) with Zhongxian Information, Mr. Liu Zhengxin, our Chief Human Resource Officer and holder of 62% equity interest in Zhongxian Information, and Mr. Wang Youliang, our Chief Executive Officer and holder of 38% of equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.  The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in that certain equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi.  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB.

Recent Development

Acquisition of Yulong Cattle

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle in exchange for (i) issuance of 9,000,000 shares of our common stock, and (ii) cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of PRC. Yulong Cattle, located in Harbin, Heilongjiang, northeast of China, is a livestock company that engages in cows breeding and fresh milk distribution, and primarily generates its revenue from the sales of fresh milk. The following table sets forth certain information regarding the assets and liabilities details of Yulong Cattle on November 23, 2011:

Nov 23, 2011
Assets
Cash	$4,405,442
Accounts receivable	844,630
Inventories	718,555
Prepaid	25,926
Fixed assets - net	2,528,278
Biological Assets - net	6,960,608
Total assets	15,483,439

Accounts payable	42,954
Accrued Expenses	41,805
Salary payable	16,084
Security deposit payable	2,205,000
Total liabilities	2,305,843

Assets over liabilities	$13,177,596

Sales of Milk Cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for the sales in June 2011. In August 2011, through initial negotiation and subsequent modification of terms in September 2011, we sold 5,635 milk cows to 20 local farmers with a 10% down payment with monthly installments plus interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold and no down payment was made for such sales. The receivable related to the sales of cows is included in notes receivable in the accompanying consolidated balance sheets as of December 31, 2011 and June 30, 2011.  In addition to monthly installments for purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly milk sales generated by the cows sold to local farmers. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. By the end of December 2011, we had 13,129 cows, among which, 8,483 cows continue to be fed by local farmers, 400 cows are fed by our variable interest entity Xinhua Cattle, and 4,246 cows are fed by Yulong Cattle.

During the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from RMB 200 to RMB 280, RMB 280 to RMB 350, RMB 300 to RMB 380 and RMB 450 to RMB 540 for baby cows, pre-adult cows, young cows and milk cows respectively. It was the main reason we disposed a large number of cows and rented the grassland. This new business model provides us with a new revenue stream for which it incurs very little direct cost, as the milk production is entirely the responsibility of the local farmers.

Operating Lease

On October 9, 2011, we entered into an operating lease agreement with a municipality of Heilongjiang Province to lease 16,666,750 square meters of grassland which is effective from October 9, 2011 to October 8, 2021. The total payment of $4,686,000 for the rent was  fully paid on October 14, 2011. Pursuant to the lease agreement, we have the right to occupy, use and transfer during the lease term.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

☐           Dairy Industry Growth. We believe the market for dairy products in China for the long term will be growing rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. We believe the demand of raw fresh milk will be increasing rapidly driven by the above factors.

☐           Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of the cows by 3,800 and improved our production capacity by approximately 90 tons per day.

☐           Raw Material Supply and Prices. The per unit costs of fresh raw milk are affected price volatility of raw material and feeding expenses in the China markets. For instance, the total food costs and feeding expenses paid to farmers increased by 17% in the prior quarter. In response to the increase of costs, we leased the 16,666,750 square meters grassland in October 2011, and we believe we can start to produce hays one of the major raw materials on the leased grassland in the coming spring.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income of operations information. Financial information is presented for the quarters ended December 31, 2011 and 2010 respectively.

Comparison of Three Month Periods Ended December 31, 2011 and 2010

The following table sets forth certain information regarding our results of operations for the three months ended December 2011 and 2010.

	For the 3 months ended December 31,
			Change
	2011	2010	Amount	%
Revenue	$5,122,354	$6,109,582	$(987,228)	(16	) %
Cost of goods sold	(1,561,130)	(3,079,456)	1,518,326	(49	) %
Gross profit	3,561,224	3,030,126	531,098	18%
Operating expenses	(252,659)	(118,778)	(133,881)	(127	) %
Operating income	3,308,565	2,911,348	397,217	14%
Other income and expenses	5,868,978	-	5,868,978	100%
Income before income tax	9,177,543	2,911,348	6,266,195	215%
Provision for income tax	(2,285,554)	(720,431)	(1,565,123)	(217	) %
Net income before noncontrolling interests	6,891,989	2,190,917	4,701,072	215%
Noncontrolling interests	(29,918)	(29,627)	(291)	(1	) %
Net income attributable to common stockholders	$6,862,071	$2,161,290	$4,700,781	217%

Revenues

The revenue was primarily generated from sales of natural milk and natural milk sales commission from farmers. We had total revenues of $5,122,354 for the quarter ended December 31, 2011, a decrease of $987,228 or 16%, compared to $6,109,582 for the quarter ended December 31, 2010. The decrease in revenue was primarily due to the change of our business operating activities which decreased the number of milk cows. For the three months ended December 31, 2011, our revenue stream comprised sales of natural milk and sales commission from farmers. For the three months ended December 31, 2010, it comprised sales of natural milk only. The following table shows different revenue sources:

	For the 3 months ended December 31,
			Change
	2011	2010	Amount	%
Sales of natural milk	$2,680,998	$6,109,582	$(3,428,584)	(56	) %
Sales commission	2,441,356	-	2,441,356	100%
Total revenue	$5,122,354	$6,109,582	$(987,228)	(16	) %

For the quarter ended December 31, 2011, our revenue generated from natural milk selling was $2,680,998 which represented a decrease of $3,428,584 or 56% compared to $6,109,582 for the quarter ended December 31, 2010 although it included the revenue of Yulong Cattle for the post-acquisition period from November 24, 2011 to December 31, 2011. The main reason was due to the decrease in number of milk cows. The following table sets forth certain information regarding the number of milk cows and the revenue per cow:

	For the 3 months ended December 31,
			Change
	2011	2010	Amount	%
Sales of natural milk	$2,680,998	$6,109,582	$(3,428,584)	(56)%
Average number of milk cows	2,657	10,231	(7,574)	(74)%
Revenue from per milk cow	$1,009	$597	412	69%

As we disposed of a large number of milk cows to local farmers in June, August and September of 2011, the average number of milk cows for the quarter ended December 31, 2011 decreased from 10,231 to 2,657 comparing the quarter ended December 31, 2010. In contrast to the decrease in number of milk cows, the revenue per milk cow per quarter increased from $597 for the three months ended December 31, 2010 to $1,009 for the three months ended December 31, 2011, an increase by $412 or 69%. Three reasons caused the increase in revenue from milk cow per quarter. First, the sales price was increased from RMB 1.95 per kg for the three months ended December 31, 2010 to RMB 2.90 per kg and to RMB 2.95 per kg for the new customer for the three months ended December 31, 2011, an increase of milk sales price of approximately RMB 1.00 or 50%. Second, we disposed of inferior domestic cows and kept superior imported Holstein cows which are still fed by Xinhua Cattle.  Third, the average age of the milk cows was younger because of the addition of the milk cows owned by Yulong Cattle and disposal of prior milk cows. The decrease in sales of natural milk was partially offset by sales commission from local farmers of $2,441,356 for the three months ended December 31, 2011 and has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. As our operating activities were changed in the prior quarter and it resulted in reduced direct costs especially in feeding food costs because the milk production and distribution are entirely the responsibility of the local farmers. The change in our operating activities to the new program has resulted in a marked improvement in our margins.  For the quarter ended December 31, 2011, our cost of goods sold was reduced to $1,561,130 which represented a decrease of $1,518,326 or 49% compared to $3,079,456 for the quarter ended December 31, 2010.The decrease was primarily due to the decrease in number of adult cows. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the 3 months ended December 31,
			Change
	2011	2010	Amount	%
Cost of goods sold	$1,561,130	$3,079,456	$(1,518,326)	(49)%
Average number of milk cows	2,657	10,231	(7,574)	(74)%
Cost per milk cow	$588	$301	287	95%

The increase in cost per milk cow for the three months ended December 31, 2011 was primarily due to the increase in the price of raw materials and feeding expenses.  In addition, there are 4 other reasons:

•	The fix costs allocated to small number of adult cows caused the increase in unit cost;
•	We changed the cost allocation method that more costs were allocated to adult cows;
•	Not only the food costs, feeding expenses increased, but also the auxiliary production costs increased as well, e.g, medicine, salary, etc;
•	The acquisition of Yulong Cattle caused the increase in unit cost due to the lower gross profit margin of Yulong Cattle.

Gross profit margin

Our gross profit margin increased to 70% for the quarter ended December 31, 2011 from 50% for the quarter ended December 31, 2010 which was primarily due to the change of our operating activities as the new revenue stream reduced direct costs especially in feeding food costs because the milk producing and distribution are entirely the responsibility of the local farmers. However, the gross profit margin from  natural milk sales decreased from 50% to 42% due to the increase in raw materials and feeding expenses. We believe the price of the raw materials keeps increasing in the future and that is one of the reasons we disposed a large number of adult cows.

Operating expenses

Our operating expenses increased to $252,659 for the quarter ended December 31, 2011 from $118,778 for the quarter ended December 31, 2010. It increased by $133,881 or 127%. The main operating expenses consist of human resources, depreciation, professional service fees for filings required by U.S. securities and business taxes, etc. Due to the new revenue stream introduced, we incurred $136,435 in business tax for the quarter ended December 31, 2011. We classify it as selling expenses which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $3,308,565 for the three month period ended December 31, 2011, representing an increase of $397,217, as compared to an operating income of $2,911,348 for the three month period ended December 31, 2010.

Non-operating income

Non operating income consists primarily of a bargain purchase gain from the acquisition of Yulong Cattle and other non operating income.  For the quarter ended December 31, 2011, a bargain purchase gain of $5,721,596 was generated from the acquisition of Yulong Cattle. The reason for such a large gain was because our share price was reduced significantly ($0.34 as of November 23, 2011) when we signed the formal acquisition agreement with the original shareholders of Yulong Cattle. For the quarter ended December 31, 2011, the other non operating income includes consists primarily of the annual interest income of $199,545 we charged on the outstanding notes receivable from the farmers. For the quarter ended December 31, 2011, we also have a non-operating loss of $56,165 from disposal of biological properties assets.

Net Income

Our 99% owned subsidiary, Xinhua Cattle and 100% owned subsidiary, Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. Income tax was $2,285,554 including the income tax on the bargain purchase gain and $720,731 for the quarter ended December 31, 2011 and 2010, respectively. Net income after income tax was amounted to $6,891,989 and $2,190,917 for the quarter ended December 31, 2011 and 2010, respectively which represented an increase in $4,701,072 or 215%. As we own 99% of Xinhua Cattle’s shares, non-controlling interests attribute to minority interest shareholder was $29,918 and $29,627 for the quarters ended December 31, 2011 and 2010, respectively. Our net income attributable to the Company was $6,862,071 representing $0.15 per share and $2,161,290 representing $0.06 per share for the quarters ended December 31, 2011 and 2010, respectively.

Our reporting currency is U.S. dollar. Our local currency, Renminbi (RMB), is the functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the quarters ended December 31, 2011 and 2010, foreign currency translation adjustments of $130,841 and $246,646, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Comparison of Six Month Periods Ended December 31, 2011 and 2010

The following table sets forth certain information regarding our results of operations for the six months ended December 2011 and 2010.

	For the 6 months ended December 31,
			Change
	2011	2010	Amount	%
Revenue	$10,098,280	$10,395,602	$(297,322)	(3)%
Cost of goods sold	(3,161,814)	(5,225,299)	2,063,485	39%
Gross profit	6,936,466	5,170,303	1,766,163	34%
Operating expenses	(390,267)	(195,378)	(194,889)	(100)%
Operating income	6,546,199	4,974,925	1,571,274	32%
Other income and expenses	6,153,975	-	6,153,975	100%
Income before income tax	12,700,174	4,974,925	7,725,249	155%
Provision for income tax	(3,157,323)	(1,231,079)	(1,926,244)	157%
Net income before noncontrolling interests	9,542,851	3,743,846	5,799,005	155%
Noncontrolling interests	(65,475)	(50,611)	(14,864)	(29)%
Net income attributable to common stockholders	$9,477,376	$3,693,235	$5,784,141	157%

Revenues

The revenue was primarily generated from sales of natural milk and natural milk sales commission from farmers. We had total revenues of $10,098,280 for the six months ended December 31, 2011, a decrease of $297,322 or 3%, compared to $10,395,602 for the six months ended December 31, 2010. The decrease in revenue was primarily due to the change of our business operating activities which decreased the number of milk cows. For the six months ended December 31, 2011, our revenue stream comprised sales of natural milk and sales commission from farmers. For the six months ended December 31, 2010, it comprised sales of natural milk only. The following table shows different revenue sources:

	For the 6 months ended December 31,
			Change
	2011	2010	Amount	%
Sales of natural milk	$6,353,127	$10,395,602	$(4,042,475)	(39)%
Sales commission	3,745,153	-	3,745,153	100%
Total revenue	$10,098,280	$10,395,602	$(297,322)	(3)%

For the six months ended December 31, 2011, our revenue generated from natural milk sales was $6,353,127 which represented a decrease of $4,042,275 or 39% compared to $10,395,602 for the six months ended December 31, 2010 although it included the milk sales of Yulong Cattle for the post-acquisition period from November 24, 2011 to December 31, 2011. The main reason for the decrease was due to the decrease in number of our milk cows. The following table sets forth certain information regarding the number of milk cows and the revenue per cow:

	For the 6 months ended December 31,
			Change
	2011	2010	Amount	%
Sales of natural milk	$6,353,127	$10,395,602	$(4,042,475)	(39)%
Average number of milk cows	3,585	8,548	(4,963)	(58)%
Revenue from per milk cow	$1,772	$1,216	$556	46%

As we disposed of a large number of milk cows to local farmers in June, August and September 2011, the average number of milk cows for the six months ended December 31, 2011 decreased from 8,548 to 3,585 comparing the six months ended December 31, 2010. In contrast to the decrease in number of milk cows, the revenue milk cow increased from $1,216 for the six months ended December 31, 2010 to $1,772 for the six months ended December 31, 2011, an increase of $556 or 46%. The reasons caused the increase in revenue from milk cow for the six months are the same as the reasons above for the 3 months ended December 31, 2011 and 2010.  The decrease in sales of natural milk was partially offset by sales commission from local farmers of $3,745,153 for the six months ended December 31, 2011 and has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. As our operating activities were changed in the prior quarter and it resulted in reduced direct costs especially in feeding food costs because the milk production and distribution are entirely the responsibility of the local farmers. The change in our operating activities to the new program has resulted in a marked improvement in our margins.  For the six ended December 31, 2011, our cost of goods sold was reduced to $3,161,814 which represented a decrease of $2,063,485 or 39% compared to $5,225,299 for the six months ended December 31, 2010.The decrease was primarily due to the decrease in number of adult cows. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the 6 months ended December 31,
			Change
	2011	2010	Amount	%
Cost of goods sold	$3,161,814	$5,225,299	$(2,063,485)	(39)%
Average number of milk cows	3,585	8,548	(4,963)	(58)%
Cost per milk cow	$882	$611	$271	44%

The increase in cost per milk cow for the six months ended December 31, 2011 was primarily due to the increase in the price of raw materials and feeding expenses.

Gross profit margin

Our gross profit margin increased to 69% for the six ended December 31, 2011 from 50% for the six months ended December 31, 2010 which was primarily due to the change of our operating activities as the new revenue stream reduced direct costs especially in feeding food costs because the milk producing and distribution are entirely the responsibility of the local farmers.

Operating expenses

Our operating expenses increased to $390,267 for the six months ended December 31, 2011 from $195,378 for the six months ended December 31, 2010. It was increased by $194,889 or 100%. The main operating expenses consist of human resources, depreciation, professional service fees for filings required by U.S. securities laws and business taxes, etc. Due to the new revenue stream introduced, we incurred $209,729 of business tax for the six months ended December 31, 2011. We classify it as selling expenses which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $6,546,199 for the six months period ended December 31, 2011, representing an increase of $1,571,274, as compared to an operating income of $4,974,925 in the six months period ended December 31, 2010.

Non operating income

Non operating income consists of a bargain purchase gain from the acquisition of Yulong Cattle and other non operating income.  For the six months ended December 31, 2011, the bargain purchase gain was $5,721,596 which was generated from the acquisition of Yulong Cattle. The other non operating income consists primarily of the annual interest income of $286,667 we charged on the outstanding notes receivable from the farmers. For the six months ended December 31, 2011, we also have a non operating gain of $145,712 from the disposal of biological properties.

Net Income

Our 99% owned subsidiary, Xinhua Cattle and 100% owned subsidiary, Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Heilongjiang Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. Provision for income tax was $3,157,323 including the income tax on the bargain purchase gain and $1,231,079 for the six months ended December 31, 2011 and 2010, respectively. Net income after income tax was $9,542,851 and $3,743,846 for the six months ended December 31, 2011 and 2010, respectively which represented an increase in $5,799,005 or 155%. As we own 99% of Xinhua Cattle’s shares, non-controlling interests attributed to the minority interest shareholder was $65,475 and $50,611 for the six months ended December 31, 2011 and 2010, respectively. Our net income attributable to the Company was $9,477,376 representing $0.22 per share and $3,693,235 representing $0.10 per share for the six months ended December 31, 2011 and 2010, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended December 31, 2011 and 2010, foreign currency translation adjustments of $363,230 and $455,067, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

On December 31, 2011 and June 30, 2011, we did not have any bank debt but we do have an obligation to certain shareholders for $424,569 and $230,356, respectively. The amounts due to these shareholders was mainly paid for the professional services incurred for filings required by U.S. securities laws borrowed from our shareholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $6,676,737 and $5,525,180 in cash at December 31, 2011and June 30, 2011 as well as net working capital of $12,759,630 and $8,216,425, respectively.

During the six months ended December 30, 2011, our operating activities provided $2,589,805 in net cash, compared to $6,009,473 during the six months ended December 31, 2010.  The net cash provided in the six months ended December 31, 2011 was much lower than our net income primarily due to the payment of $4,686,000 for the grassland lease.

Over the long term, our expectation is that we will utilize our capital resources as well as any additional investments that we secure in order to expand our operating activities.  At the present time, however, we are able to operate profitably without significant additional investment.  Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing on favorable terms at this time.  Accordingly, our near term plan is to continue the program that we initiated during the past year, utilizing the resources available to us.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2011, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2012.

Revenue Recognition

The Company’s primary sources of revenues are derived from (a) sale of fresh milk to Chinese manufacturing and distribution companies of dairy products and (b) commissions from local farmers of their monthly milk sales.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from sales of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Milk sales revenue is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to its customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.  Sales commission revenue is recognized on a monthly basis based on monthly sale reports received.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, based on the evaluation for the quarter as of December 31, 2011, the President and Chief Executive Officer and Chief Financial Officer now concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weakness identified above.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: February 21, 2012	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: February 21, 2012	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)