Form 10-Q
period 2012-03-31
China Modern Agricultural Information, Inc.
filed 2012-05-14
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
 (Exact name of registrant as specified in its charter)

Commission File Number: 333-164488

Nevada	27-2776002
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

No.A09, Wuzhou Sun Town
Limin Avenue, Limin Development District
Harbin, Heilongjiang, China
(Address of principal executive offices, Zip Code)

(86) 0451-84800733
 (Registrant’s telephone number, including area code)
_______________

Not Applicable.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐                                                                                            Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 10, 2012, 50,100,000 shares of common stock, par value $0.001 per share, and are issued and outstanding.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

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

Consolidated Financial Statements for the
Three and Nine Months Ended March 31, 2012 and 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND JUNE 30, 2011 (IN U.S. $)

ASSETS	March 31, 2012	June 30, 2011
	(Unaudited)
Current assets
Cash	$11,486,130	$5,525,180
Accounts receivable	3,397,219	2,506,548
Inventories	710,573	90,017
Prepaid expenses	382,196	238,238
Prepaid land lease, current portion	474,300	-
Interest receivable	402,464	-
Notes receivable, current portion	1,781,339	210,674

Total current assets	18,634,221	8,570,657

Property, plant and equipment	4,490,741	1,884,944
Less: accumulated depreciation	(604,200)	(430,096)

Property, plant and equipment, net	3,886,541	1,454,848

Other assets
Notes receivable	8,098,529	1,127,707
Prepaid land lease	4,150,125	-
Loan receivable	-	2,165,800
Biological assets, net	18,377,265	17,204,616

Total other assets	30,625,919	20,498,123

TOTAL ASSETS	$53,146,681	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND JUNE 30, 2011 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2012	June 30, 2011
	(Unaudited)
Current liabilities
Accounts payable	$-	$-
Accrued expenses and other payables	206,290	123,876
Stockholder loans	180,280	230,356

Total current liabilities	386,570	354,232

Deferred income taxes	11,873,405	7,080,292

Total liabilities	12,259,975	7,434,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 50,100,000 and 41,100,000 shares issued and outstanding at March 31, 2012 and June 30, 2011	50,100	41,100
Additional paid-in capital	4,654,170	1,603,170
Retained earnings	33,247,743	19,477,303
Statutory reserve fund	462,120	190,011
Other comprehensive income	2,092,358	1,498,692

Sub-total	40,506,491	22,810,276

Noncontrolling interests	380,215	278,828

Total stockholders’ equity	40,886,706	23,089,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,146,681	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues
Milk sales	$6,425,656	$6,805,786	$12,778,783	$17,201,388
Sales commission	2,980,377	-	6,725,530	-

Total revenues	9,406,033	6,805,786	19,504,313	17,201,388
Cost of goods sold	(3,360,430)	(3,426,988)	(6,522,244)	(8,652,287)

Gross profit	6,045,603	3,378,798	12,982,069	8,549,101

Operating expenses
Selling and marketing	(188,529)	(4,756)	(413,296)	(36,735)
General and administrative	(102,015)	(672,697)	(267,515)	(836,096)

Total operating expenses	(290,544)	(677,453)	(680,811)	(872,831)

Operating income	5,755,059	2,701,345	12,301,258	7,676,270

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Other income and expenses
Bargain purchase gain	-	-	5,721,596	-
Interest income on notes receivable	193,596	-	521,577	-
Other non-operating income	100,548	-	204,946	-

Total other income	294,144	-	6,448,119	-

Income before income taxes	6,049,203	2,701,345	18,749,377	7,676,270
Provision for income taxes	1,444,980	710,352	4,602,303	1,941,431

Net income before noncontrolling interests	4,604,223	1,990,993	14,147,074	5,734,839
Noncontrolling interests	(39,050)	(33,480)	(104,525)	(84,091)

Net income attributable to controlling interests	4,565,173	1,957,513	14,042,549	5,650,748

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Other comprehensive income
Foreign currency translation adjustment	230,436	75,969	593,666	531,037

Total comprehensive income	$4,795,609	$2,033,482	$14,636,215	$6,181,785

Earnings per common share, basic and diluted	$0.09	$0.05	$0.31	$0.14

Weighted average shares outstanding, basic and diluted	50,100,000	40,779,900	45,321,818	40,278,332

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2012 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2011	$41,100	$1,603,170	$19,477,303	$190,011	$278,828	$1,498,692	$23,089,104
Issuance of common stock for acquisition	9,000	3,051,000	-	-	-	-	3,060,000
Net income	-	-	14,042,549	-	104,525	-	14,147,074
VIE distribution	-	-	-	-	(3,138)	-	(3,138)
Appropriation of statutory reserves	-	-	(272,109)	272,109	-	-	-
Other comprehensive income	-	-	-	-	-	593,666	593,666
Balance, March 31, 2012	$50,100	$4,654,170	$33,247,743	$462,120	$380,215	$2,092,358	$40,886,706

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED) (IN U.S. $)

	2012	2011

Cash flows from operating activities
Net income before noncontrolling interests	$14,147,074	$5,734,839
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	822,961	1,052,553
Deferred income taxes	4,602,303	1,941,431
Value of stocks issued for expenses of reverse merger	-	41,000
Bargain purchase gain	(5,721,596)	-
Gain from sale of biological assets	(145,711)	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(46,041)	(1,081,293)
Decrease (increase) in inventories	97,999	(56,271)
(Increase) decrease in prepaid expenses	(118,034)	358,398
(Increase) in prepaid land lease	(4,624,425)	-
(Increase) in interest receivable	(402,464)	-
(Decrease) in accounts payable	(42,954)	(2,235)
Increase (decrease) in accrued expenses and other payables	24,525	(48,018)

Net cash provided by operating activities	8,593,637	7,940,404

Cash flows from investing activities
Acquisition of Yulong Cattle, net of cash acquired	9,442	-
Collection of notes receivable	1,120,390	-
Proceeds from sales of biological assets	550,537	-
Purchase of property, plant and equipment	(2,824)	-
(Increase) in biological assets	(4,607,857)	(6,469,000)

Net cash (used in) investing activities	(2,930,312)	(6,469,000)

Cash flows from financing activities
Loans from affiliates	-	1,094,805
VIE distribution	(3,138)	-
Repayment of affiliates loans	-	(1,670,427)
Proceeds from stockholder loans	372,537	29,940
Repayment of stockholder loans	(470,047)	(644,525)

Net cash (used in) financing activities	(100,648)	(1,190,207)

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED) (IN U.S. $)

	2012	2011

Effect of exchange rate changes on cash	398,273	661,599

Net increase in cash	5,960,950	942,796
Cash, beginning of period	5,525,180	2,959,661

Cash, end of period	$11,486,130	$3,902,457

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Fair value of stock issued in exchange for consulting and legal services	$-	$437,470

Notes receivable from sale of biological assets	$9,410,342	$-

2012

Acquisition of Yulong
Net working capital other than cash	$(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired other than cash	8,772,154

Bargain purchase gain	(5,721,596)
Issuance of 9,000,000 shares of common stock for purchase	(3,060,000)

Cash received upon acquisition of Yulong	$(9,442)

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

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
MARCH, 2012 AND 2011 (UNAUDITED)

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
MARCH, 2012 AND 2011 (UNAUDITED)

1.           ORGANIZATION (continued)

production and sale of fresh milk to manufacturing and distribution companies.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

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
MARCH, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Reporting Entity and Basis of Accounting and Presentation (continued)

The unaudited interim consolidated financial statements of the Company as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2011, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2012.

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
MARCH, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2012	June 30, 2011	March 31, 2011

Balance sheet items, except for stockholders’ equity, as of period end	0.1581	0.1547	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the period	0.1569	N/A	0.1497

Foreign currency translation adjustments of $230,436 and $75,969 for the three months ended March 31, 2012 and 2011, respectively, and $593,666 and $531,037 for the nine months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

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
MARCH, 2012 AND 2011 (UNAUDITED)

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
MARCH, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Financial instruments include accounts receivable, interest receivable, notes receivable, loan receivable, accounts payable, accrued expenses and other payables and stockholder loans.  As of March 31, 2012 and June 30, 2011, the carrying values of accounts receivable, interest receivable, accounts payable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying values of notes receivable and loan receivable are valued at their net realizable value which approximates the fair value.

Business Combination

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date.  In a bargain purchase in which the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess was recognized as a bargain purchase gain in the accompanying consolidated statements of income and other comprehensive income.

Advertising Cost

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the three and nine month ended March 31, 2012.  Advertising cost totalled $2,080 and $24,162 for the three and nine months ended March 31, 2011, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at March 31, 2012 and June 30, 2011, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of March 31, 2012 and June 30, 2011.

Prepaid Expenses

Prepaid expenses as of March 31, 2012 and June 30, 2011 mainly represent the prepayments of $348,236 and $238,238 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $4,624,425 for grassland rental (see Note 8).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three and nine months ended March 31, 2012 and 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

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

Mature Biological Assets

Mature biological assets are recorded at their original or weighted average transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the three months ended March 31, 2012 and 2011, losses of $0 and $28,226, respectively, and losses of $7,799 and $43,778 for the nine months then ended, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three and nine months ended March 31, 2012 and 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate at 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At March 31, 2012 and June 30, 2011, undistributed earnings allocated to Zhongxian Information were approximately $42,630,000 and $29,360,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of March 31, 2012 and June 30, 2011, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended March 31, 2012 and 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no diluted shares outstanding for the three and nine months ended March 31, 2012 and 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.

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
MARCH, 2012 AND 2011 (UNAUDITED)

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
MARCH, 2012 AND 2011 (UNAUDITED)

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
MARCH, 2012 AND 2011 (UNAUDITED)

4.           BUSINESS COMBINATION (continued)

Cash	$4,405,442
Net working capital other than cash	(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired	13,177,596

Bargain purchase gain	5,721,596

Total consideration transferred	$7,456,000

The nonrecurring bargain purchase gain of $5,721,596 is included in other income in the consolidated statements of income and other comprehensive income for the nine months ended March 31, 2012.  In accordance with ASC 805, the Company had two independent valuations of Yulong Cattle to verify that the bargain purchase gain was reasonable.  The bargain purchase gain arose mainly due to higher share market price in July 2011 when the letter of intent was signed.

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

The results of operations of Yulong Cattle for the period from November 23, 2011 to March 31, 2012 have been consolidated.  Revenues of $4,717,700 and $6,296,690, respectively, and net income of $2,179,109 and $2,721,086, respectively, for Yulong Cattle is included in accompanying consolidated statements of income and other comprehensive income for the three and nine months ended March 31, 2012, respectively.

Pro Forma Results of Operations

The following pro forma results of operations, excluding the bargain purchase gain and related income tax effect, for the three months ended March 31, 2011 and nine months ended March 31, 2012 and 2011 have been prepared as though the acquisition of Yulong Cattle had occurred as of the earliest period presented.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

4.           BUSINESS COMBINATION (continued)

Pro Forma Results of Operations (continued)

This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of Yulong Cattle occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

	Three months ended March 31,	Nine months ended March 31,
	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$9,509,084	$24,998,874	$24,976,660
Cost of goods sold	(4,947,270)	(9,579,933)	(12,840,554)

Gross profit	4,561,814	15,418,941	12,136,106

Operating expenses	(754,804)	(745,643)	(1,179,426)
Non-operating income	16,414	724,221	161,248

Income before income taxes	3,823,424	15,397,519	11,117,928
Provision for income taxes	710,352	3,177,354	1,941,431

Net income before noncontrolling interests	3,113,072	12,220,165	9,176,497
Noncontrolling interests	(33,480)	(104,525)	(84,091)

Net income attributable to controlling interest	$3,079,592	$12,115,640	$9,092,406

Net income per Share, basic and diluted	$0.06	$0.24	$0.18

Weighted average shares outstanding, basic and diluted	49,779,900	50,100,000	49,278,332

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2012	June 30, 2011

Machinery and equipment	$396,634	$81,171
Automobile	102,377	37,098
Building and building improvements	3,991,730	1,766,675

	4,490,741	1,884,944
Less: accumulated depreciation	(604,200)	(430,096)

Property, plant and equipment, net	$3,886,541	$1,454,848

Depreciation expense charged to operations for the three months ended March 31, 2012 and 2011 was $70,304 and $24,358, respectively, and was $141,347 and $78,587 for the nine months then ended, respectively.

6.     BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31, 2012	June 30, 2011

Immature biological assets	$10,541,090	$8,243,869
Mature biological assets	9,004,486	11,698,941

	19,545,576	19,942,810
Less: accumulated depreciation	(1,168,311)	(2,738,194)

Biological assets, net	$18,377,265	$17,204,616

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

6.     BIOLOGICAL ASSETS (continued)

Depreciation expense for three months ended March 31, 2012 and 2011 was $268,314 and $387,831, respectively, and was $681,614 and $973,966 for the nine months then ended, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

7.	NOTES RECEIVABLE

Notes receivable is related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.  A total gain of $247,628 is included in non-operating income in the accompanying consolidated statements of income and other comprehensive income for the nine months ended March 31, 2012.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful life, which range from three to eight years, of the cows sold. Local farmers are required to pay 30% of monthly milk sales generate by the cows sold to the Company. The required 30% monthly payments represent the monthly installment for the cows sold and commission income for the Company’s assistance in arranging for the sale of the milk.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of March 31, 2012 and June 30, 2011. The related commission receivable of $1,115,887 and $126,059 at March 31, 2012 and June 30, 2011, respectively, is included in accounts receivable in the consolidated balance sheets.  Commission income of $2,980,377 and $6,725,530 is included in revenues in the consolidated statements of income and other comprehensive income for the three and nine months ended March 31, 2012, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

7.           NOTES RECEIVABLE (continued)

Notes receivable consists of the following:

	March 31, 2012	June 30, 2011

Notes receivable	$10,286,170	$1,856,400
Less: discount for interest	(406,302)	(518,019)

	9,879,868	1,338,381
Less: current portion	(1,781,339)	(210,674)

Non-current portion	$8,098,529	$1,127,707

Future maturities of notes receivable as of March 31, 2012 are as follows:

Year Ending March 31,	Annual Amount

2012	$1,781,339
2013	1,809,500
2014	1,841,042
2015	1,719,592
2016	1,249,513
Thereafter	1,478,882

$9,879,868

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

8.     LEASES

The Company leased one of its offices from an unrelated third party at a monthly rental of approximately $1,100 under an operating lease, which expired in May 2010.  The Company has a verbal agreement with the landlord to continue to use the office at no cost until September 30, 2011.  On September 12, 2011, the Company entered into a lease agreement with the landlord to continue the operating lease with a monthly rental of $2,354, expiring on September 30, 2012.

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

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with a municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB30,000,000 (US$4,686,000).  The related prepayment of $4,624,425 is included in the prepaid land lease in the consolidated balance sheets as of March 31, 2012.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

Prepaid land lease consists of the following:

March 31, 2012

Prepaid land lease	$4,624,425
Less: current portion	(474,300)

Non-current portion	$4,150,125

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

9.	RELATED PARTY TRANSACTIONS

The Company obtained demand loans from two of its stockholders which are non-interest bearing.  The loans of $180,280 and $230,356 as of March 31, 2012 and June 30, 2011, respectively, are reflected as stockholder loans in the consolidated balance sheets.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

11.	INCOME TAXES

The provision for income taxes consisted of the following for the three and nine months ended December 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Current	$-	$-	$-	$-
Deferred	1,444,980	710,352	4,602,303	1,941,431

	$1,444,980	$710,352	$4,602,303	$1,941,431

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	2012	2011

As calculated at the statutory rate	25.00%	25.00%
Other	(1.11%)	1.30%

As reported on the consolidated statements of income and other comprehensive income	23.89%	26.30%

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended March 31:

	2012	2011

As calculated at the statutory rate	25.00%	25.00%
Other	(0.45%)	0.29%

As reported on the consolidated statements of income and other comprehensive income	24.55%	25.29%

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH, 2012 AND 2011 (UNAUDITED)

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

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2012	June 30, 2010

Net operating loss carryforward	$214,790	$260,264
Bargain purchase gain	(1,430,399)	-
Undistributed earnings of subsidiaries under PRC law	(10,657,796)	(7,340,556)

Net deferred tax (liabilities)	$(11,873,405)	$(7,080,292)

At March 31, 2012 and June 30, 2011, Zhongxian Information had an unused operating loss carry-forward of approximately $860,000 and $1,040,000, respectively, expiring in various years through 2016.

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

Four customers for the sale of milk accounted for approximately 100% of milk sales for the three months ended March 31, 2012 and five customers for the sales of milk accounted for approximately 91% of milk sales for the nine months ended March 31, 2012.  The same five customers also accounted for approximately 67% of accounts receivable at March 31, 2012 and three customers accounted for approximately 95% of accounts receivable at June 30, 2011. Two customers for the sale of milk account for approximately 100% of sales for the three and nine months ended March 31, 2011, respectively.

Six farmers accounted for the notes receivable at June 30, 2011.

13.	STOCK INCENTIVE PLAN

On March 16, 2012, the Board of Directors adopted China Modern Agricultural Information, Inc. Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to attract, motivate and retain top-quality directors, officers, employees, consultants, advisers and independent contractors, provide substantial incentives, to act in the best interests of the stockholders of the Company and to reward extraordinary effort.  The awards under the Plan may be in the form of stock options, restricted stock, restricted stock units or performance share units.  The total number of shares of Stock reserved and available for distribution under the Plan is 3,000,000.

As of March 31, 2012, the Company did not issue any stock options, restricted stock, restricted stock units or performance share units under the Plan.

On April 24, 2012, the Company issued 3,000,000 restricted stock under the Plan to employees.  The shares, with a fair value of $1,200,000 at the grant date, will be fully vested on May 20, 2012 and the fair value of the shares will be expensed in the quarter ending June 30, 2012.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2012 and 2011. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have three operating entities with an aggregate fresh milk production capacity of approximately 125 tons (approximately 3,969 gallons) per day. We also have 39 exclusive individual partners with an aggregate fresh milk production capacity of approximately 251 tons per day. We have seven major customers, two of which are the leading dairy companies in China.

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

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle in exchange for (i) issuance of 9,000,000 shares of our common stock, and (ii) cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, northeast of China, is a livestock company that engages in cow breeding and fresh milk distribution, and primarily generates its revenue from the sale of fresh milk.

Recent Development

Sale of Milk Cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment with monthly installments plus interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivable related to the sales of cows is included in notes receivable in the accompanying consolidated balance sheets as of March 31, 2012 and June 30, 2011.  In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are also entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. No sales of milk cows occurred in the quarter ended March 31, 2012.  By the end of March 2012, we had 13,509 cows, among which, 8,824 cows continue to be fed by local farmers, 400 cows are fed by our variable interest entity Xinhua Cattle, and 4,279 cows are fed by Yulong Cattle.

Starting with the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from RMB 200 to RMB 280, RMB 280 to RMB 350, RMB 300 to RMB 380 and RMB 450 to RMB 540 for baby cows, pre-adult cows, young cows and milk cows respectively. This was the main reason we disposed of a large number of our cows and rented the grassland. This new business model provides us with a new revenue stream for which we incur very little in direct cost, as the milk production is entirely the responsibility of the local farmers.

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

☐           Raw Material Supply and Prices. The per unit costs of fresh raw milk are affected by the price volatility of raw material and feeding expenses in the China markets. For instance, the total food costs and feeding expenses paid to farmers increased by 17% in the quarter ended September 30, 2011. In response to the increase of costs, we leased the 16,666,750 square meters grassland in October 2011, and we believe we can start to produce hay, one of the major raw materials on the leased grassland, in the near future.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income of operations information. Financial information is presented for the quarters ended March 31, 2012 and 2011 respectively.

Comparison of Three Month Periods Ended March 31, 2012 and 2011

The following table sets forth certain information regarding our results of operations for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
			Change
	2012	2011	Amount	%
Revenue	9,406,033	6,805,786	2,600,247	38%
Cost of goods sold	3,360,430	3,426,988	(66,558)	(2)%
Gross profit	6,045,603	3,378,798	2,666,805	79%
	64.27%	49.65%	14.63%	40%
Operating expenses	290,544	677,453	(386,909)	(57)%
Operating income/(loss)	5,755,059	2,701,345	3,053,714	113%
Other income and expenses	294,144	-	294,144	100%
Income before income tax	6,049,203	2,701,345	3,347,858	124%
Provision for income tax	1,444,980	710,352	734,628	103%
Net income before noncontrolling interests	4,604,223	1,990,993	2,613,230	131%
Noncontrolling interests	39,050	33,480	5,570	17%
Net income attributable to controlling interests	4,565,173	1,957,513	2,607,660	133%

Revenues

The revenue was primarily generated from sales of natural milk and natural milk sales commission from farmers to which we sold cows. We had total revenues of $9,406,033 for the quarter ended March 31, 2012, an increase of $2,600,247 or 38%, compared to $6,805,786 for the quarter ended March 31, 2011. Although the changing of our business operating activities lead to the decrease in revenue of Xinhua, the successful acquisition of Yulong in the prior quarter lead to an increase in total revenue. For the three months ended March 31, 2012, our revenue stream comprised sales of natural milk and sales commission from farmers. In comparison, for the three months ended March 31, 2011, our revenue was solely comprised of sales of natural milk. The following table shows the different revenue sources:

	For the three months ended March 31,
			Change
	2012	2011	Amount	%
Sales of natual milk	6,425,656	6,805,786	(380,130)	(6)%
Sales commissions	2,980,377	-	2,980,377	100%
Total revenue	9,406,033	6,805,786	2,600,247	38%

For the quarter ended March 31, 2012, our revenue generated from natural milk selling was $6,425,656 which represented a decrease of $380,130 or 6% compared to $6,805,786 for the quarter ended March 31, 2011. The main reason for the decrease was due to the decrease in number of our milk cows. The following table sets forth certain information regarding the number of milk cows and the revenue per cow:

	For the three months ended March 31,
			Change
	2012	2011	Amount	%
Sales of natual milk	6,425,656	6,805,786	(380,130)	(6)%
Average number of milk cows	5,354	10,762	(5,408)	(50)%
Revenue from per milk cow	1,200	632	568	90%

As we disposed of a large number of milk cows to local farmers in June, August and September of 2011, the average number of milk cows for the quarter ended March 31, 2012 decreased from 10,762 to 5,354 compared to the quarter ended March 31, 2011. In contrast to the decrease in number of milk cows, the revenue per milk cow per quarter increased from $632 for the three months ended March 31, 2011 to $1,200 for the three months ended March 31, 2012, an increase by $568 or 90%. Three reasons caused the increase in revenue from milk cow per quarter. First, the sales price was increased from RMB 1.95 per kg for the three months ended March 31, 2011 to RMB 3.35 per kg, an increase of approximately RMB 1.40 or 72%. Second, we disposed of inferior domestic cows and kept superior imported Holstein cows which are still fed by Xinhua Cattle.  Third, the addition of the milk cows owned by Yulong Cattle and the sale of our previously owned milk cows brought down the average age of our milk cows mix.  The decrease in sales of natural milk was partially offset by sales commission from the local farmers of $2,980,377 for the three months ended March 31, 2012 and has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. Our operating activities changed since the quarter ended September 30, 2011 which resulted in reduced direct costs especially in feeding food costs because the milk production and distribution are now entirely the responsibility of the local farmers. The change in our operating activities to the new program has resulted in a marked improvement in our margins.  For the quarter ended March 31, 2012, our cost of goods sold was reduced to $3,360,430 which represented a decrease of $66,558 or 2% compared to $3,426,988 for the quarter ended March 31, 2011.The decrease was primarily due to the decrease in the number of adult cows. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the three months ended March 31,
			Change
	2011	2010	Amount	%
Cost of goods sold	3,360,430	3,426,988	(66,558)	(2)%
Average number of milk cows	5,354	10,762	(5,408)	(50)%
Cost per milk cow	628	318	309	97%

The increase in cost per milk cow for the three months ended March 31, 2012 continued to be primarily caused by the reasons below:

•	Increase in the price of raw materials and feeding expenses
•	The fixed costs allocated to a small number of adult cows caused the increase in unit cost;
•	We changed the cost allocation method that more costs were allocated to adult cows;
•	Not only did the food costs and feeding expenses increase, but also the auxiliary production costs increased as well, e.g, medicine, salary, etc;
•	The acquisition of Yulong Cattle caused the increase in unit cost due to the lower gross profit margin of Yulong Cattle.

Gross profit margin

Our gross profit margin increased to 64% for the quarter ended March 31, 2012 from 50% for the quarter ended March 31, 2011, primarily due to the change of our operating activities where the new revenue stream reduced direct costs especially in feeding food costs because the milk production and distribution are entirely the responsibility of the local farmers. However, the gross profit margin from natural milk sales decreased from 50% to 47% due to the increase in raw materials and feeding expenses, although the sales price was significantly increased. We believe that the price of the raw materials will keep increasing in the future and that is one of the reasons we disposed of a large number of adult cows.

Operating expenses

Our operating expenses decreased to $290,544 for the quarter ended March 31, 2012 from $677,453 for the quarter ended March 31, 2011. It decreased by $386,909 or 57%. The main operating expenses consist of human resources, depreciation, professional service fees for filings required by U.S. securities laws, consulting expenses to a Chinese financial advisory company and business taxes, etc. Due to the new revenue stream introduced, we incurred $166,096 in business tax for the quarter ended March 31, 2012. We classified it as a selling expense which is included in operating expenses. During the quarter ended March 31, 2011, we expensed $456,600 to an advisory firm to assist the Company in locating a public shell for the reverse merger and related financial matters. This is the main reason for the decrease in operating expenses during the quarter ended March 31, 2012.

Operating income

As a result of the foregoing, we had operating income of $5,755,059 for the three month period ended March 31, 2012, representing an increase of $3,053,714, as compared to an operating income of $2,701,345 for the three month period ended March 31, 2011.

Non-operating income

Non operating income consists primarily of interests charged on the outstanding notes from the local farmers, government subsidies and the loss on disposal of biological properties. For the quarter ended March 31, 2012, the annual interest income was $193,596 on the outstanding notes receivable from the farmers, government subsidies of $109,830 and a loss of $9,282 on the disposal of biological properties.

Net Income

Our 99% owned subsidiary, Xinhua Cattle and 100% owned subsidiary, Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Heilongjiang Zhongxian Information Co., Ltd is subject to an Enterprise Income Tax of 25% and files its own tax returns. Income tax was $1,444,980 and $710,352 for the quarter ended March 31, 2012 and 2011, respectively. Net income after income taxes was $4,604,223 and $1,990,993 for the quarter ended March 31, 2012 and 2011, respectively which represented an increase in $2,613,230 or 131%. As we own 99% of Xinhua Cattle’s shares, noncontrolling interests attributed to the minority interest shareholder was $39,050 and $33,480 for the quarters ended March 31, 2012 and 2011, respectively. Our net income attributable to the Company was $4,565,173 representing $0.09 per share and $1,957,513 representing $0.05 per share for the quarters ended March 31, 2012 and 2011, respectively.

Our reporting currency is U.S. dollar. Our local currency, Renminbi (RMB), is the functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the quarters ended March 31, 2012 and 2011, foreign currency translation adjustments of $230,436 and $75,969 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Comparison of Nine Month Periods Ended March 31, 2012 and 2011

The following table sets forth certain information regarding our results of operations for the nine months ended March 31, 2012 and 2011.

	For the nine months ended March 31,
			Change
	2012	2011	Amount	%
Revenue	19,504,313	17,201,388	2,302,925	13%
Cost of goods sold	6,522,244	8,652,287	(2,130,043)	(25)%
Gross profit	12,982,069	8,549,101	4,432,968	52%
	66.56%	49.70%	16.86%	34%
Operating expenses	680,811	872,831	(192,020)	(22)%
Operating income/(loss)	12,301,258	7,676,270	4,624,988	60%
Other income and expenses	6,448,119	-	6,448,119	100%
Income before income tax	18,749,377	7,676,270	11,073,107	144%
Provision for income tax	4,602,303	1,941,431	2,660,872	149%
Net income before noncontrolling interests	14,147,074	5,734,839	8,412,235	147%
Noncontrolling interests	104,525	84,091	20,434	24%
Net income attributable to controlling interests	14,042,549	5,650,748	8,391,801	149%

Revenues

Revenues were primarily generated from sales of natural milk and natural milk sales commissions received from the local farmers. We had total revenues of $19,504,313 for the nine months ended March 31, 2012, an increase of $2,302,925 or 13%, compared to $17,201,388 for the nine months ended March 31, 2011. The increase in revenue was primarily due to the changing of our business operating activities and the successful acquisition of Yulong. For the nine months ended March 31, 2012, our revenue stream comprised of sales of natural milk and sales commissions from farmers. In comparison, for the nine months ended March 31, 2011, our revenue was solely comprised of sales of natural milk. The following table shows the different revenue sources:

	For the nine months ended March 31,
			Change
	2012	2011	Amount	%
Sales of natual milk	12,778,783	17,201,388	(4,422,605)	(26)%
Sales commissions	6,725,530	-	6,725,530	100%
Total revenue	19,504,313	17,201,388	2,302,925	13%

For the nine months ended March 31, 2012, the revenue generated from natural milk sales was $12,778,783, a decrease of $4,422,605 or 26% compared to $17,201,388 for the nine months ended March 31, 2011, despite the factor that the milk sales of Yulong Cattle for the post-acquisition period from November 24, 2011 to March 31, 2012 was included in our revenue for the nine months ended March 31, 2012. The main reason for the decrease was due to the reduction in the number of milk cows. The following table sets forth certain information of regarding the number of milk cows and the revenue per cow:

	For the nine months ended March 31,
			Change
	2012	2011	Amount	%
Sales of natual milk	12,778,783	17,201,388	(4,422,605)	(26)%
Average number of milk cows	4,202	9,279	(5,077)	(55)%
Revenue from per milk cow	3,041	1,854	1,187	64%

As we disposed of a large number of milk cows to the local farmers in June, August and September of 2011, the average number of milk cows for the nine months ended March 31, 2012 decreased from 9,279 to 4,202 compared to the nine months ended March 31, 2011. In contrast to the decrease in number of milk cows, the revenue per milk cow increased to $3,041 for the nine months ended March 31, 2012 from $1,854 for the nine months ended March 31, 2011, an increase of $1,187 or 64%. The reasons for the increase in revenue from milk cow for the nine months are the same as the reasons above for the three months ended March 31, 2012 and 2011.  The decrease in sales of natural milk was partially offset by sales commissions received from local farmers of $6,725,530 for the nine months ended March 31, 2012 and has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. As our operating activities were changed in the prior quarter, it resulted in reduced direct costs especially in feeding food costs because the milk production and distribution are entirely the responsibility of the local farmers. The change in our operating activities to the new program has resulted in a marked improvement in our margins.  For the nine ended March 31, 2012, our cost of goods sold was reduced to $6,522,244 which represented a decrease of $2,130,043 or 39% compared to $8,652,287 for the nine months ended March 31, 2011.The decrease was primarily due to the decrease in the number of adult cows. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the nine months ended March 31,
			Change
	2012	2011	Amount	%
Cost of goods sold	6,522,244	8,652,287	(2,130,043)	(39)%
Average number of milk cows	4,202	9,279	(5,077)	(58)%
Cost per milk cow	1,552	932	620	44%

The increase in cost per milk cow for the nine months ended March 31, 2012 was primarily due to the increase in the prices of raw materials and feeding expenses.

Gross profit margin

Our gross profit margin increased to 67% for the nine months ended March 31, 2012 from 50% for the nine months ended March 31, 2011 which was primarily due to the change of our operating activities as the new revenue stream reduced our direct costs especially in feeding food costs because the milk producing and distribution are entirely the responsibility of the local farmers.

Operating expenses

Our operating expenses decreased to $680,811 for the nine months ended March 31, 2012 from $872,831 for the nine months ended March 31, 2011. It was decreased by $192,020 or 22%. The primary operating expenses consist of human resources, depreciation, professional service fees for filings required by U.S. securities laws, professional consulting expenses from a financial advisory company and business taxes, etc. Due to the new revenue stream introduced, we incurred $376,630 of business tax for the nine months ended March 31, 2012. We classified it as a selling expense which is included in operating expenses. During the nine months ended March 31, 2011, we recognized $456,600 in consulting expenses with an advisory firm that assisted the Company in locating a public shell for the reverse merger and related financial matters. This is the main reason for the decrease in operating expenses during the nine months ended March 31, 2012.

Operating income

As a result of the foregoing, we had operating income of $12,301,258 for the nine months period ended March 31, 2012, representing an increase of $4,624,988, as compared to an operating income of $7,676,270 in the nine months period ended March 31, 2011.

Non operating income

Non operating income consists of a bargain purchase gain from the acquisition of Yulong Cattle and other non operating income.  For the nine months ended March 31, 2012, the bargain purchase gain was $5,721,596. The other non operating income consists primarily of interest income of $521,577 charged on the outstanding notes receivable from the farmers. For the nine months ended March 31, 2012, we also have a non operating gain of $95,116 from the disposal of biological properties and the governmental subsidy of $109,830.

Net Income

Our 99% owned subsidiary, Xinhua Cattle and 100% owned subsidiary, Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Heilongjiang Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $4,602,303 including the income taxes on the bargain purchase gain and $1,941,431 for the nine months ended March 31, 2012 and 2011, respectively. Net income was $14,147,074 and $5,734,839 for the nine months ended March 31, 2012 and 2011, respectively which represented an increase in $8,412,235 or 147%. As we own 99% of Xinhua Cattle’s shares, non-controlling interests attributed to the minority interest shareholder was $104,525 and $84,091 for the nine months ended March 31, 2012 and 2011, respectively. Our net income attributable to the Company was $14,042,549 representing $0.31 per share and $5,650,748 representing $0.14 per share for the nine months ended March 31, 2012 and 2011, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended March 31, 2012 and 2011, foreign currency translation adjustments of $593,666 and $531,037 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of March 31, 2012 and June 30, 2011, we had no bank debt but amounts owed to shareholders for $180,280 and $230,356, respectively. The amounts due to our shareholders were mainly paid for the professional services incurred for listing in U.S stock market from our shareholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $11,486,130 and $5,525,180 in cash at March 31, 2012 and June 30, 2011 as well as net working capital totaling $18,247,651 and $8,216,425, respectively.

During the nine months ended March 31, 2012, our operating activities provided $8,593,637 in net cash, compared to $7,940,404 during the nine months ended March 31, 2011.  The net cash provided in the nine months ended March 31, 2012 was much lower than our net income primarily due to the payment of $4,624,425 for upfront payment of the grassland lease.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2011, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2012.

Revenue Recognition

The Company’s primary sources of revenues are derived from (a) sale of fresh milk to Chinese manufacturing and distribution companies of dairy products and (b) commissions from local farmers on their monthly milk sales.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from sales of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Milk sales revenue is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to our customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.  Sales commission revenue is recognized on a monthly basis based on monthly sales reports received.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

The Company is not required to provide disclosures required by this Item.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: May 14, 2012	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2012	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)