Form 10-K/A
period 2011-06-30
China Modern Agricultural Information, Inc.
filed 2012-06-11
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

  EXPLANATORY NOTE

China Modern Agriculture Information, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was originally filed on September 28, 2011 (the “Annual Report”), for the sole purpose of filing a report of independent registered public accounting firm presented in accordance with Article 2 of Regulation S-X, with respect to the accompanying consolidated balance sheet as of June 30, 2011 and  2010, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2011, in response to comments of the Securities and Exchange Commission (the “SEC”) dated June 4, 2012 on the Annual Report.

No attempt has been made in this Amendment to modify or update the other disclosure presented in the Annual Report. This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update the disclosure in the Annual Report, except as set forth in this Amendment, and should be read in conjunction with the Annual Report and our other filings with the SEC.

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

PART II

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

/s/ Wei, Wei & Co., LLP
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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2009	$35,998	$1,170,802	$6,123,005	$190,011	$102,734	$542,157	$8,164,707
Net income	-	-	4,501,114	-	61,721	-	4,562,835
Other comprehensive income	-	-	-	-	-	64,184	64,184

Balance, June 30, 2010	35,998	1,170,802	10,624,119	190,011	164,455	606,341	12,791,726
Reorganization for reverse merger	4,035	(4,035)	-	-	-	-	-
Value of stock issued for professional services	1,067	436,403	-	-	-	-	437,470
Net income	-	-	8,853,184	-	130,597	-	8,983,781
VIE distribution	-	-			(16,224)	-	(16,224)
Other comprehensive income	-	-	-	-	-	892,351	892,351

Balance, June 30, 2011	$41,100	$1,603,170	$19,477,303	$190,011	$278,828	$1,498,692	$23,089,104

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: June 11, 2012	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: June 11, 2012	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Enjia		June 11, 2012
Liu Enjia	Chairman of the Board of Directors

/s/Wang Youliang	Chief Executive Officer and	June 11, 2012
Wang Youliang	Director

/s/ Shan Yanqin
Shan Yanqin	Director	June 11, 2012

/s/ Liu Yanyan
Liu Yanyan	Chief Financial Officer	June 11, 2012

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011. (1)
10.1	Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010. (1)
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