Form 10-K
period 2012-06-30
China Modern Agricultural Information, Inc.
filed 2012-10-11
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed fiscal quarter: $17,209,612.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 53,100,000 shares of common stock, par value $0.001 per share, issued and outstanding as of September 26, 2012.

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Jiasheng Consulting” refers to Jiasheng Consulting Managerial Co., Ltd., a PRC company;
●	“Operating Company or Operating Companies” refers to Value Development Holding, Value Development Group, Jiasheng Consulting, Zhongxian Information, Xinhua Cattle, and Yulong Cattle.
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Yulong Cattle” refers to Shangzhi Yulong Cattle Co., Ltd., a PRC company;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Value Development Holding” refers to Value Development Holding Limited., a British Virgin Islands company;
●	“Value Development Group” refers to Value Development Group Limited, a Hong Kong company;
●	“Xinhua Cattle” refers to Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company;
●	“Zhongxian Information” refers to Heilongjiang Zhongxian Information Co., Ltd., a PRC company;

We are a leading producer and distributor of raw fresh milk in China. We have three operating entities with an aggregate fresh milk production capacity of approximately 149 tons (approximately 4,731 gallons) per day. We also have 39 exclusive individual partners with an aggregate fresh milk production capacity of approximately 245 tons per day.

Corporate History

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

On December 21, 2010, Jiasheng Consulting entered into a series of contractual agreements with Zhongxian Information, Co., Ltd., a company incorporated under the laws of the PRC, and its shareholders, in which Jiasheng Consulting effectively assumed management of the business activities of Zhongxian Information and its 99% owned subsidiary Heilongjiang Xinhua Cattle, and has the right to appoint all executives and senior management and the members of the board of directors of Zhongxian Information. Zhongxian Information was founded on January 21 2005, and is headquartered in the Limin Development Zone, Harbin, Heilongjiang Province, with registered capital of 10 million RMB or $1,206,800. The contractual arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, and an Equity Interest Pledge Agreement, through which Jiasheng Consulting has the right to provide exclusive complete business support and technical and consulting service to Zhongxian Information. Additionally, Zhongxian Information’s shareholders have pledged their rights, titles and equity interest in Zhongxian Information as security for Jiasheng Consulting to collect consulting and services fees provided to Zhongxian Information through an Equity Pledge Agreement. In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the shareholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi or $1,206,800.  In February 2006, Zhongxian Information acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580.

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

Our current corporate structure is set forth below:

China Modern Agricultural Information, Inc.
Value Development Holdings LTD.
Value Development Group Limited
Outside China
Within China
Liu Zhengxin
Wang Youliang
Non controlling Shareholders
Heilongjiang Zhongxian Information Co., Ltd.
Harbin Jiasheng Consulting Managerial Co.Ltd.
1%
99%
100%
Heilongjiang Xinhua Cattle Industry Co. Ltd.
Shangzhi Yulong Cattle Co., Ltd.
VIE Agreement

Change in Business Model

In addition to selling fresh milk to Chinese manufacturing and distribution companies of dairy products, we started to stream revenue from making commission from the local farmers on their monthly milk sales. Since June 2011, we started to sell our milk cows to local farmer in exchange for monthly payments from the local farmers on their monthly milk sales. The monthly payments represent the monthly installments, including interest, for the purchase price of milk cows sold or a mix of the purchase price and commissions for our assistance in arranging for the sale of the milk.

Sale of Milk Cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment with monthly installments plus interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. We also charge interest at a rate of 7% annually on the outstanding principal amount.

The receivable related to the sales of cows is included in notes receivable in the accompanying consolidated balance sheets as of June 30, 2012 and June 30, 2011.  In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are also entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments, including interest, for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. There were no other sales of milk cows to local farmers under these agreements during the year ended June 30, 2012.

By June 30, 2012, we had 14,067 cows, among which, 9,357 cows continue to be fed by local farmers, 400 cows are fed by our variable interest entity Xinhua Cattle, and 4,310 cows are fed by Yulong Cattle.

Starting with the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from RMB 200 or $32 to RMB 280 or $44, RMB 280 or $44 to RMB 350 or $55, RMB 300 or $47 to RMB 380 or $ 60 and RMB 450 or $ 71 to RMB 540 or $ 85for baby cows, pre-adult cows, young cows and milk cows respectively. This was the main reason we disposed of a large number of our cows and rented the grassland.

Products

Zhongxian Information’s products include (1) raw milk; and (2) processing and sale of green organic fertilizer.

Zhongxian Information has formed a livestock business system which integrates raw milk production and organic fertilizer production for direct sale to suppliers.

Our farmland is located in the Heilongjiang province which has a humid continental climate. This climate is ideal for the growth of grass, which in turn is essential in the grazing and feeding of our cattle that aids in our breeding of cows and calves, raw milk production and organic fertilizer production.

Raw Milk

We exclusively use Holstein cows for our milk production. Holstein cows are well-regarded for their abundant milk production and high quality milk. Currently, Zhongxian Information’s cows maintain a milking period of 305 days, producing milk that contains approximately 3.5% fat. Each adult cow is capable of producing 6500-7500 kg annually. Beijing Meilinong Technology Development Co, Ltd is our only milk cow supplier in fiscal 2012.

We maintain strict quality control and testing procedures to ensure our milk products are of a high quality. The milk production and quality controls ensure that the milk produced is high in nutrients and active biological substances.

Cow Feeders

Pursuant to a series entrust feeding agreements with local farmers, Xinhua Cattle outsources 90% of its cows to local farmers for the purposes of aiding in our milk production. Pursuant to these agreements, we pay for the fostering fees and feed costs. In return, the local farmers provide us with the raw milk produced by the cows.

Pursuant to these entrust feeding agreements, we entrust our cattle to local farmers to assist in a more efficient means to produce raw milk, as well as manure, used in our production of organic fertilizer. In that regard, we pay a monthly fee to local farmers that correlate to the number of calves, cattle and cows that are placed in their care. Pursuant to the agreements, local farmers are responsible for the feeding and raising of the cattle as well as the raw milk production. Additionally, these local farmers ensure that each cow produces a minimum of 20 kg of milk daily.

These agreements provide for a monthly fee of 30 RMB or $4.7 per calf, 50 RMB or $7.9 per adult cattle, 80 RMB or $12.6 for young cattle and 180 RMB for cows to be paid to the local farmers. We are responsible for reimbursing the local farmers for the feeding costs. These agreements provide that the monthly feeding costs are determined as follows: 200 RMB or $32 per calf, 280 RMB or $44 per adult cattle, 300 RMB or $47 per young cattle, and 450 RMB or $71 per cow.

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

Raw Milk Customers

Mengniu Dairy Co. Ltd.

Mengniu Dairy Co. Ltd. (“Mengniu”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 1.85 or $0.29/kilogram. However, the base price is based on the standard of our raw milk, namely, fat percentage of  3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Mengniu has signed a two year contractual commitment to continue to purchase raw milk products from us until December 30, 2012.

Mengniu accounted for 3% of all milk sales for the year ended June 30, 2012 and 48% of all milk sales for the year ended June 30, 2011.

Feihe Dairy Co., Ltd. Longjiang Branch

Feihe Dairy Co., Ltd. Longjiang Branch (“Feihe Dairy”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 1.85 or $0.29/kilogram. However, the base price is based on the standard of our raw milk, namely, fat percentage of  3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Feihe Dairy has signed a two year contractual commitment to continue to purchase raw milk products from us until December 15, 2012.

Feihe Dairy accounted for 2% of all our milk sales for the year ended June 30, 2012 and 48% of all our milk sales for the year ended June 30, 2011.

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

The sale of organic fertilizer only makes up a very small amount of our total revenue. We secured USD $49,229 in revenue from our organic fertilizer sales in the year ending June 30, 2012 and USD $210,771 in revenue from our organic fertilizer sales in the year ending on June 30, 2011. Jianfa Bio-Organic Fertilizer Plant was the sole customer for our organic fertilizer products from 2006 to June 2011. Since July 2011, we have been selling our organic fertilizer products to Heilongjiang Soyang Bio Energy Development Ltd.

Farmland

We operate on 16,666,750 square meters of leased grassland. Xinhua is the only company utilizing this leased grassland and they currently have 400 cows grazing this leased grassland.

Research and Development

We had no expenses on research and development activities Company during the fiscal years 2012 and 2011.

Intellectual Property

We regard the protection of our copyrights, service marks, trademarks, trade secrets and other intellectual property rights as critical to our future success. We rely on contractual restrictions to protect our proprietary rights in products and services. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

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

Employees

We currently have approximately 135employees of which Heilongjiang Zhongxian has 20 employees, Xinhua has 49 employees and Yulong has 66 employees and all of our employees are full-time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

Farmland

On October 9, 2011, we entered into an operating lease agreement with a municipality of Heilongjiang Province to lease 16,666,750 square meters of grassland which is effective from October 9, 2011 to October 8, 2021. The total payment of U.S.$4,686,000 for the rent was fully paid on October 14, 2011. Pursuant to the lease agreement, we have the right to occupy, use and transfer during the lease term.

Office Space

We utilize office space from an unrelated third party and have a verbal agreement with the party to continue to use the office at no cost. We also lease another office space at no cost from an unrelated third party.

All land in China is government owned and cannot be sold to any individual or company. We obtained a “land use right” to use a track of land of 250,000 square meters at no cost for a period from December 2, 2005 to December 1, 2015. This land is used to allow our cows to graze.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board since July 8, 2010 and is currently quoted on the under the symbol “CMCI”. There has been a very limited public market for our common stock.  There can be no assurance that a liquid market for our securities will ever develop.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High Bid*($)		Low Bid* ($)
2012
Fourth quarter		$0.57	0.31
Third quarter		$0.76	0.35
Second quarter		$0.76	0.17
First quarter		$1.05	0.20
2011
Fourth quarter (from April 25, 2011)		$1.60	0.75
Third quarter	$	N/A	N/A
Second quarter	$	N/A	N/A
First quarter	$	N/A	N/A
* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of September 26, 2012, there are 785 holders of record of the Company's common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:	-	-	-

Plans not approved by stockholders:
2009 Stock Incentive Plan (1)	0	-	0

(1)
Remaining available for issuance under the China Modern Agricultural Information, Inc.
2012 Stock Incentive Plan. As of September 26, 2012, there were no shares of common stock remaining available for issuance under the China Modern Agricultural Information, Inc.
2012 Stock Incentive Plan. For a description of the China Modern Agricultural Information, Inc.
2012 Stock Incentive Plan please see “Note 13 Stock Incentive Plan” to the consolidated financial statements in this Annual Report, as filed with the SEC.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2012 and 2011. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

We are a leading producer and distributor of raw fresh milk in China. We have three operating entities with an aggregate fresh milk production capacity of approximately 149 tons (approximately 4,731 gallons) per day. We also have 39 exclusive individual partners with an aggregate fresh milk production capacity of approximately 245 tons per day.

Change in Business Model

In addition to selling fresh milk to Chinese manufacturing and distribution companies of dairy products, we started to stream revenue from making commission from the local farmers on their monthly milk sales. Since June 2011, we started to sell our milk cows to local farmer in exchange for monthly payments from the local farmers on their monthly milk sales. The monthly payments represent the monthly installments, including interest, for the purchase price of milk cows sold or a mix of the purchase price and commissions for our assistance in arranging for the sale of the milk.

Sale of Milk Cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment with monthly installments plus interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments payable over a period of the remaining useful life of the cows sold with no down payment. We also charge interest at a rate of 7% per annum on the outstanding principal. The receivable related to the sales of cows is included in notes receivable in the accompanying consolidated balance sheets as of June 30, 2012 and June 30, 2011.  In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are also entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments, including interest, for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. No sales of milk cows to the local farmers under these agreements occurred during the year ended June 30, 2012.

By June 30, 2012, we had 14,067 cows, among which, 9,357 cows continue to be fed by local farmers, 400 cows are fed by our variable interest entity Xinhua Cattle, and 4,310 cows are fed by our variable interest entity Yulong Cattle.

Starting with the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from RMB 200 or $32 to RMB 280 or $44, RMB 280 or $44 to RMB 350 or $55, RMB 300 or $47 to RMB 380 or $60 and RMB 450 or $71 to RMB 540 or $85 for baby cows, pre-adult cows, young cows and milk cows respectively. This was the main reason we disposed of a large number of our cows and rented the grassland.

Stock Incentive Plan

On March 16, 2012, the Board of Directors adopted the China Modern Agricultural Information, Inc. Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to attract, motivate and retain top-quality directors, officers, employees, consultants, advisers and independent contractors, provide substantial incentives, to act in the best interests of the stockholders of the Company and to reward extraordinary effort.  The awards under the Plan may be in the form of stock options, restricted stock, restricted stock units or performance share units.  The total number of shares of Stock reserved for distribution under the Plan is 3,000,000.  There are currently no shares available to be issued.

On April 16, 2012, we granted 3,000,000 shares of restricted stock under the Plan to our employees and the shares were issued on April 27, 2012.  The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the year ended June 30, 2012.

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

Raw Material Supply and Prices. The per unit costs of fresh raw milk are affected by the price volatility of raw material and feeding expenses in the China markets. For instance, the total food costs and feeding expenses paid to farmers increased by 17% in the quarter ended September 30, 2011 and stayed stable to June 30, 2012. In response to the increased costs, we leased the 16,666,750 square meters grassland in October 2011, and we believe we can start to produce hay, one of the major raw materials on the leased grassland, in the near future.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income of operations information. Financial information is presented for the12 months ended June 30, 2012 and 2011 respectively (all information is presented in U.S. dollars).

Comparison of Twelve Month Periods Ended June 30, 2012 and 2011

The following table sets forth certain information regarding our results of operations for the twelve months ended June 30, 2012 and 2011.

	For the 12 months ended June 30,
			Change
	2012	2011	Amount	%
Revenue	$29,822,284	$25,021,612	$4,800,672	19
Cost of goods sold	$10,696,821	$11,931,849	$(1,235,028)	(10)
Gross profit	$19,125,463	$13,089,763	$6,035,700	46
Operating expenses	$2,292,568	$1,397,561	$895,007	64
Operating income/(loss)	$16,832,895	$11,692,202	$5,140,693	44
Other income and expenses	$6,786,855	$158,201	$6,628,654	4190
Income before income tax	$23,619,750	$11,850,403	$11,769,347	99
Provision for income tax	$6,064,917	$2,866,622	$3,198,295	112
Net income before noncontrolling interests	$17,554,833	$8,983,781	$8,571,052	95
Noncontrolling interests	$145,750	$130,597	$15,153	12
Net income attributable to controlling interests	$17,409,083	$8,853,184	$8,555,899	97
Foreign currency translation adjustment	$570.593	$892,351	$(321,758)	(36)
Total comprehensive income	$17,979,676	$9,745,535	$8,234,141	84

Revenues

The revenue was primarily generated from sales of natural milk and natural milk sales commission from farmers to which we sold cows. We had total revenues of $29,822,284 for the year ended June 30, 2012, an increase of $4,800,672 or 19%, compared to $25,021,612 for the year ended June 30, 2011. Although the changing of our business operating activities lead to the decrease in revenue of Xinhua, the successful acquisition of Yulong in November 2011 led to an increase in total revenue. For the twelve months ended June 30, 2012 and 2011, our revenue stream comprised sales of natural milk and sales commission from farmers. The following table shows the different revenue sources:

	For the 12 months ended June 30,
			Change
	2012	2011	Amount	%
Sales of natural milk	19,812,585	24,898,813	(5,086,228)	(20)
Sales commission	10,009,699	122,799	9,886,900	8051
Total revenue	29,822,284	25,021,612	4,800,672	19

For the twelve months ended June 30, 2012, our revenue generated from natural milk selling was $19,812,585 which represented a decrease of $5,086,228 or 20% compared to $24,898,813 for the twelve months ended June 30, 2011, despite the factor that the milk sales of Yulong Cattle for the post-acquisition period from November 24, 2011 to June 30, 2012 was included in our revenue for the twelve months ended June 30, 2012.  The main reason for the decrease was due to the decrease in the number of our milk cows. The following table sets forth certain information regarding the number of milk cows and the revenue per cow:

	For the 12 months ended June 30,
			Change
	2012	2011	Amount	%
Sales of natural milk	19,812,585	24,898,813	(5,086,228)	(20)
Average number of milk cows	4,629	9,560	(4,931)	(52)
Revenue from per milk cow	4,280	2,604	1,676	64

As we disposed of a large number of milk cows to local farmers in June, August and September of 2011, the average number of milk cows for the year ended June 30, 2012 decreased from 9560 to 4629 compared to the year ended June 30, 2011. In contrast to the decrease in number of milk cows, the revenue per milk cow increased to $4,280for the twelve months ended June 30, 2012 from $2,604 for the twelve months ended June 30, 2011, an increase of $1,676 or 64%. Three reasons caused the increase in revenue from milk cow. First, the sales price was increased from RMB 1.95 or approximately $ 0.31 per kg for the twelve months ended June 30, 2011 to RMB 3.35 or approximately $0.53 per kg, an increase of approximately RMB 1.40 or $ 0.22 or 72%. Second, we disposed of inferior domestic cows and kept superior imported Holstein cows which are still fed by Xinhua Cattle.  Third, the addition of the milk cows owned by Yulong Cattle and the sale of our previously owned milk cows brought down the average age of our milk cows mix.  The decrease in sales of natural milk was partially offset by sales commission from the local farmers of $10,009,699 for the twelve months ended June 30, 2012 and has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation and water & electricity, etc. Our operating activities changed since the quarter ended September 30, 2011 which resulted in reduced direct costs especially in feeding food costs because the milk production and distribution are now entirely the responsibility of the local farmers. The change in our operating activities to the new program has resulted in a marked improvement in our margins.  For the twelve months ended June 30, 2012, our cost of goods sold was reduced to $10,696,821 which represented a decrease of $1,235,028 or 10% compared to $11,931,849 for the twelve months ended June 30, 2011.The decrease was primarily due to the decrease in the number of adult cows. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the 12 months ended June 30,
			Change
	2012	2011	Amount	%
Cost of goods sold	10,696,821	11,931,849	(1,235,028)	(10)
Average number of milk cows	4,629	9,560	-4,931	52
Cost per milk cow	2,311	1,248	1,063	85

The increase in cost per milk cow for the twelve months ended June 30, 2012 continued to be primarily caused by the reasons below:

☐	Increase in the price of raw materials and feeding expenses

☐	The fixed costs allocated to a small number of adult cows caused the increase in unit cost;

☐	We changed the cost allocation method that more costs were allocated to adult cows;

☐	Not only did the food costs and feeding expenses increase, but also the auxiliary production costs increased as well, e.g, medicine, salary, etc;

☐	The acquisition of Yulong Cattle caused the increase in unit cost due to the lower gross profit margin of Yulong Cattle.

Gross profit margin

Our gross profit margin increased to 64% for the twelve months ended June 30, 2012 from 52% for the twelve months ended June 30, 2011, primarily due to the change of our operating activities where the new revenue stream reduced direct costs, especially in feeding food costs because the milk production and distribution are entirely the responsibility of the local farmers. However, the gross profit margin from natural milk sales decreased from 52% to 46% due to the increase in raw materials and feeding expenses, although the sales price has significantly increased. We believe that the price of the raw materials will keep increasing in the future and that is one of the reasons we disposed of a large number of adult cows.

Operating expenses

Our operating expenses increased to $2,292,568 for the twelve months ended June 30, 2012 from $1,397,561 for the twelve months ended June 30, 2011. It increased by $895,007 or 64%. The main operating expenses consist of human resources, depreciation, professional service fees for filings required by U.S. securities laws, consulting expenses to a Chinese financial advisory company, business taxes and expenses for stock option plan, etc. Due to the new revenue stream introduced, we incurred $619,307 and $6,754 in business tax for the twelve months ended June 30, 2012 and 2011, respectively. We classified it as a selling expense which is included in operating expenses. This is the main reason for the increase in operating expenses during the twelve months ended June 30, 2012. In addition, on April 16, 2012, we granted 3,000,000 shares of restricted stock under the Plan to our employees and the shares were issued on April 27, 2012.  The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the year ended June 30, 2012.

Operating income

As a result of the foregoing, we had operating income of $16,832,895 for the twelve month period ended June 30, 2012, representing an increase of $5,140,693, as compared to an operating income of $11,692,202 for the twelve month period ended June 30, 2011.

Non-operating income

Non operating income consists of a bargain purchase gain from the acquisition of Yulong Cattle and other non operating income.  For the twelve months ended June 30, 2012, the bargain purchase gain was $5,721,596. The other non operating income consists primarily of interest income of $652,992 charged on the outstanding notes receivable from the farmers. For the twelve months ended June 30, 2012, we also have a non operating gain of $254,934 from the disposal of biological properties and a governmental subsidy of $110,320.

Net Income

Our 99% owned subsidiary, Xinhua Cattle and 100% owned subsidiary, Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Heilongjiang Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $6,064,917 including the income taxes on the bargain purchase gain and $2,866,622 for the twelve months ended June 30, 2012 and 2011, respectively. Net income was $17,554,833 and $8,983,781 for the twelve months ended June 30, 2012 and 2011, respectively which represented an increase in $8,571,052 or 95%. As we own 99% of Xinhua Cattle’s shares, non-controlling interests attributed to the minority interest shareholder was $145,750 and $130,597 for the twelve months ended June 30, 2012 and 2011, respectively. Our net income attributable to the Company was $17,409,083 representing $0.37 per share and $8,853,184 representing $0.23 per share for the twelve months ended June 30, 2012 and 2011, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the twelve months ended June 30, 2012 and 2011, foreign currency translation adjustments of $570,593 and $892,351 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2012 and June 30, 2011, we have no bank debt but amounts owed to shareholders for $241,612 and $230,356, respectively. The amounts due to our shareholders is for the professional services incurred for listing in U.S stock market which was paid from our shareholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $16,941,737 and $5,525,180 in cash at June 30, 2012 and 2011 as well as net working capital totaling $23,384,004 and $8,216,425, respectively.

During the twelve months ended June 30, 2012, our operating activities provided $15,433,905 in net cash, compared to $12,835,678 during the twelve months ended June 30, 2011.  The net cash provided in the twelve months ended June 30, 2012 was much lower than our net income primarily due to the payment of $4,387,275 for the upfront payment of the grassland lease.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of June 30, 2012 and for the twelve months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2012, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA MODERN AGRICULTURAL
INFORMATION, INC. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended June 30, 2012 and 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Modern Agricultural Information, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended June 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP
New York, New York
September 28, 2012

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND 2011 (IN U.S. $)

ASSETS	June 30, 2012	June 30, 2011

Current assets
Cash	$16,941,737	$5,525,180
Accounts receivable	3,497,609	2,506,548
Inventories	309,603	90,017
Prepaid expenses	333,560	238,238
Prepaid land lease, current portion	474,300	-
Interest receivable	490,928	-
Notes receivable, current portion	1,787,798	210,674

Total current assets	23,835,535	8,570,657

Property, plant and equipment	4,498,504	1,884,944
Less: accumulated depreciation	(668,862)	(430,096)

Property, plant and equipment, net	3,829,642	1,454,848

Other assets
Notes receivable	7,651,579	1,127,707
Prepaid land lease	3,912,975	-
Loan receivable	-	2,165,800
Biological assets, net	20,013,240	17,204,616

Total other assets	31,577,794	20,498,123

TOTAL ASSETS	$59,242,971	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND 2011 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2012	June 30, 2011

Current liabilities
Accrued expenses and other payables	$209,919	$123,876
Stockholder loans	241,612	230,356

Total current liabilities	451,531	354,232

Deferred income taxes	13,320,062	7,080,292

Total liabilities	13,771,593	7,434,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 and 41,100,000 shares issued and outstanding at June 30, 2012 and 2011	53,100	41,100
Additional paid-in capital	5,851,170	1,603,170
Retained earnings	36,406,040	19,477,303
Statutory reserve fund	670,357	190,011
Other comprehensive income	2,069,285	1,498,692

Sub-total	45,049,952	22,810,276

Noncontrolling interests	421,426	278,828

Total stockholders’ equity	45,471,378	23,089,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,242,971	$30,523,628

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Revenues
Milk sales	$19,812,585	$24,898,813
Sales commission	10,009,699	122,799

Total revenues	29,822,284	25,021,612
Cost of goods sold	(10,696,821)	(11,931,849)

Gross profit	19,125,463	13,089,763

Operating expenses
Selling and marketing	(619,307)	(48,892)
General and administrative	(1,673,261)	(1,348,669)

Total operating expenses	(2,292,568)	(1,397,561)

Operating income	16,832,895	11,692,202

Other income and expenses
Bargain purchase gain	5,721,596	-
Interest income on notes receivable	652,992	-
Gain on disposal of biological assets	254,934	142,562
Government subsidies	110,320	-
Other non-operating income	47,013	15,639

Total other income	6,786,855	158,201

Income before income taxes	23,619,750	11,850,403
Provision for income taxes	6,064,917	2,866,622

Net income before noncontrolling interests	17,554,833	8,983,781
Noncontrolling interests	(145,750)	(130,597)

Net income attributable to common stockholders	17,409,083	8,853,184

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (continued)
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Other comprehensive income
Foreign currency translation adjustment	570,593	892,351

Total comprehensive income	$17,979,676	$9,745,535

Earnings per common share, basic and diluted	$0.37	$0.23

Weighted average shares outstanding, basic and diluted	47,058,904	38,038,022

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2010	$35,998	$1,170,802	$10,624,119	$190,011	$164,455	$606,341	$12,791,726
Reorganization for reverse merger	4,035	(4,035)	-	-	-	-	-
Stock-based compensation	1,067	436,403	-	-	-	-	437,470
Net income	-	-	8,853,184	-	130,597	-	8,983,781
VIE distribution	-	-	-	-	(16,224)	-	(16,224)
Other comprehensive income	-	-	-	-	-	892,351	892,351

Balance, June 30, 2011	41,100	1,603,170	19,477,303	190,011	278,828	1,498,692	23,089,104
Issuance of common stock for acquisition	9,000	3,051,000	-	-	-	-	3,060,000
Stock-based compensation	3,000	1,197,000	-	-	-	-	1,200,000
Net income	-	-	17,409,083	-	145,750	-	17,554,833
VIE distribution	-	-	-	-	(3,152)	-	(3,152)
Appropriation of statutory reserves	-	-	(480,346)	480,346	-	-	-
Other comprehensive income	-	-	-	-	-	570,593	570,593
Balance, June 30, 2012	$53,100	$5,851,170	$36,406,040	$670,357	$421,426	$2,069,285	$45,471,378

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Cash flows from operating activities
Net income before noncontrolling interests	$17,554,833	$8,983,781
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,200,548	1,479,677
Deferred income taxes	6,064,917	2,866,622
Value of stock issued for expenses of reverse merger	-	437,470
Stock-based compensation	1,200,000	-
Bargain purchase gain	(5,721,596)	-
Gain from sale of biological assets	(254,934)	(142,562)
Change in operating assets and liabilities
(Increase) in accounts receivable	(146,431)	(1,148,100)
Decrease in inventories	498,969	22,203
(Increase) decrease in prepaid expenses	(69,398)	380,422
(Increase) in prepaid land lease	(4,387,275)	-
(Increase) in interest receivable	(490,928)	-
(Decrease) in accounts payable	(42,954)	(2,235)
Increase (decrease) in accrued expenses and other payables	28,154	(41,600)

Net cash provided by operating activities	15,433,905	12,835,678

Cash flows from investing activities
Acquisition of Yulong Cattle, net of cash acquired	9,442	-
Loan receivable-Yulong Cattle	-	(2,165,800)
Collection of notes receivable	1,560,880	-
Proceeds from sales of biological assets	1,275,030	-
Purchase of property, plant and equipment	(33,704)	(26,071)
(Increase) in biological assets	(7,318,067)	(8,039,525)

Net cash (used in) investing activities	(4,506,419)	(10,231,396)

Cash flows from financing activities
VIE distribution	(3,152)	(16,224)
Proceeds from stockholder loans	485,567	1,112,002
Repayment of stockholder loans	(477,597)	(2,252,358)

Net cash provided by (used in) financing activities	4,818	(1,156,580)

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Effect of exchange rate changes on cash	484,253	1,117,817

Net increase in cash	11,416,557	2,565,519
Cash, beginning of year	5,525,180	2,959,661

Cash, end of year	$16,941,737	$5,525,180

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Fair value of stock issued in exchange for consulting and legal services	$-	$437,470

Notes receivable from sale of biological assets	$9,410,342	$1,338,381

2012

Acquisition of Yulong Cattle
Net working capital other than cash	$(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired other than cash	8,772,154

Bargain purchase gain	5,721,596
Issuance of 9,000,000 shares of common stock for purchase	3,060,000

Cash received upon acquisition of Yulong Cattle	$9,442

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Liu Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Wang Youliang holds a 38% equity interest in Zhongxian Information.  Pursuant to a VIE agreement signed by Mr. Liu Zhengxin and Mr. Wang Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

The share exchange transaction constituted a reverse takeover transaction.  Accordingly, reverse takeover accounting has been adopted for the preparation of the consolidated financial statements.  As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development and its subsidiaries (the accounting acquirer).  Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) are under common control.  Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.  The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception of the periods presented.

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

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle Industry Co., Ltd. (“Yulong Cattle”) from Yulong Cattle’s original stockholders for consideration of 9,000,000 shares of the Company’s common stock and cash consideration amounting to $4,396,000.  Yulong Cattle was a privately held company in China engaged in the acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

1.            ORGANIZATION (continued)

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset to paid-in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its equity.

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
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Reporting Entity and Basis of Accounting and Presentation (continued)

Zhongxian Information and its subsidiaries (collectively, the “Chinese VIEs”) have no assets that are collateral for or restricted solely to settle their obligations.  The creditors of the Chinese VIEs do not have recourse to the Company’s general credit.  Because Value Development, Value Development Group Limited, Jiasheng Consulting are established for the sole purpose of holding ownership interest and do not have any operations, the financial statement amounts and balances are those of Chinese VIEs.

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affected the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The enterprise’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, has the unilateral ability to exercise those rights.

The Chinese VIEs’ actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	June 30, 2012	June 30, 2011

Balance sheet items, except for stockholders’ equity, as of year end	0.1581	0.1547

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the year	0.1576	0.1507

Foreign currency translation adjustments of $570,593 and $892,351 for the years ended June 30, 2012 and 2011, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

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
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company’s primary sources of revenues are derived from (a) sale of fresh milk to Chinese manufacturing and distribution companies of dairy products and (b) commission from local farmers on their monthly milk sales.  The Company’s revenue recognition policies comply with FASB ASC 605, “Revenue Recognition.”  Revenues from sales of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Vulnerability Due to Operations in PRC (continued)

The Company believes that Jiasheng Consulting’s contractual agreements with Zhongxian Information are in compliance with PRC law and are legally enforceable.  The stockholders of Zhongxian Information are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Zhongxian Information and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Zhongxian Information or its stockholders do not act in the best interests of the Company under the contractual arrangements or any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC.  Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Zhongxian Information, and its ability to conduct the Company’s business may be adversely affected.

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
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Financial instruments include accounts receivable, interest receivable, notes receivable, loans receivable, accrued expenses and other payables and stockholder loans.  As of June 30, 2012 and 2011, the carrying values of accounts receivable, interest receivable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying values of notes receivable and loans receivable are valued at their net realizable value which approximates the fair value.

Bargain Purchase Gain

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  The fair values of the identifiable net assets of Yulong Cattle exceeded the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and accordingly, that excess was recognized as a bargain purchase gain in the accompanying consolidated statements of income and other comprehensive income.

Advertising Cost

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the year ended June 30, 2012.  Advertising costs were $24,323 for the year ended June 30, 2011.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2012 and 2011, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the years presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of June 30, 2012 and 2011.

Prepaid Expenses

Prepaid expenses as of June 30, 2012 and 2011 mainly represent the prepayments of approximately $310,000 and $240,000 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $4,387,275 for grassland rental (see Note 8).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the years ended June 30, 2012 and 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the years ended June 30, 2012 and 2011, losses of $108,792 and $54,202, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

During the year ended June 30, 2012, the Company sold 9,622 (mature biological assets) and 816 (immature biological assets) of its cows.  The related gain of $254,934 is included in other non-operating income in the accompanying statements of income and other comprehensive income.  $1,275,030 of the $10,806,536 sales price was paid in full at the time of sale.  The remaining sales price is included in notes receivable in the accompanying consolidated balance sheets (see Note 7).

During the year ended June 30, 2011, the Company sold 2,000 of its cows (mature biological assets) and the related gain of $142,562 is included in other non-operating income in the accompanying statements of income and other comprehensive income. The related sales price is included in notes receivable in the accompanying consolidated balance sheets (see Note 7).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Biological Assets (continued)

Mature Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the years ended June 30, 2012 and 2011.

Government Subsidies

Government subsidies are primarily comprised of financial support from the local government to Yulong Cattle for modern livestock production development. The subsidy was for purchase of high quality baby cows and construction of cowhouses used in large-scale livestock farms.  Government subsidies amounted to $110,320 and $0 for the years ended June 30, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate at 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At June 30, 2012 and 2011, undistributed earnings allocated to Zhongxian Information were approximately $48,500,000 and $29,360,000, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of June 30, 2012 and 2011, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2012 and 2011.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

PRC

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry.  Zhongxian Information is subject to an Enterprise Income Tax at 25% and files its own tax returns.  Consolidated tax returns are not permitted in China.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no diluted shares outstanding during the years ended June 30, 2012 and 2011.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIEs and subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.  These reclassifications had no effect on previously reported earnings.

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
JUNE 30, 2012 AND 2011

3.            RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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
JUNE 30, 2012 AND 2011

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

4.            BUSINESS COMBINATION

On November 23, 2011, Zhongxian Information acquired 100% of the equity of Yulong Cattle for consideration of 9,000,000 shares of the Company’s common stock valued at $3,060,000 and cash consideration of RMB28,000,000 (US$4,396,000), of which RMB14,000,000 (US$2,186,800) was paid by a security deposit pursuant to a letter of intent with respect to the acquisition dated July 11, 2011, as amended on September 26, 2011.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805.  Under the purchase method, the total purchase price is allocated to the net tangible and intangible assets of Yulong Cattle based on their estimated fair values.  Management has made the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed that existed as of the date of completion of the acquisition as follows:

Cash consideration	$4,396,000
Fair value of 9,000,000 shares of common stock issued	3,060,000

Total consideration transferred	$7,456,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

4.            BUSINESS COMBINATION (continued)

Cash	$4,405,442
Net working capital other than cash	(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired	13,177,596

Bargain purchase gain	(5,721,596)

Total consideration transferred	$7,456,000

The nonrecurring bargain purchase gain of $5,721,596 is included in other income in the consolidated statements of income and other comprehensive income for the year ended June 30, 2012.  In accordance with ASC 805, the Company had two independent valuations of Yulong Cattle to verify that the bargain purchase gain was reasonable.  The bargain purchase gain arose mainly due to higher share market price in July 2011 when the letter of intent was signed.

In accordance with SEC Regulation S-X Rule 3-05, Yulong Cattle was a significant subsidiary as of the acquisition date, and the conditions set by SEC Regulation S-X Rule 1-02(w) exceeded 40 percent, but none exceeded 50 percent.  The separate audited financial statements of Yulong Cattle for the years ended June 30, 2011 and 2010 and the unaudited interim financial statements for three months period ended September 30, 2011 and 2010 were presented in the Form 8-K/A filed on February 3, 2012.

The results of operations of Yulong Cattle for the period from November 23, 2011 to June 30, 2012 have been included in the consolidated financial statements for the year ended June 30, 2012.  Revenues of $11,136,732 and net income of $4,803,459 for Yulong Cattle are included in accompanying consolidated statements of income and other comprehensive income for the year ended June 30, 2012.

Pro Forma Results of Operations

The following unaudited pro forma results of operations, excluding the bargain purchase gain and related income tax effect, for the years ended June 30, 2012 and 2011 have been prepared as though the acquisition of Yulong Cattle had occurred as of July 1, 2010.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

4.            BUSINESS COMBINATION (continued)

Pro Forma Results of Operations (continued)

This unaudited pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of Yulong Cattle occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$35,223,946	$35,421,926
Cost of goods sold	(13,668,477)	(17,721,355)

Gross profit	21,555,469	17,700,571

Operating expenses	(2,390,148)	(1,779,333)
Non-operating income	1,057,872	323,327

Income before income taxes	20,223,193	16,244,565
Provision for income taxes	5,160,517	3,873,118

Net income before noncontrolling interests	15,062,676	12,371,447
Noncontrolling interests	(145,750)	(130,597)

Net income attributable to controlling interest	$14,916,926	$12,240,850

Net income per Share, basic and diluted	$0.29	$0.26

Weighted average shares outstanding, basic and diluted	50,643,956	47,038,021

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

5.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 are summarized as follows:

	2012	2011

Machinery and equipment	$404,397	$81,171
Automobile	102,378	37,098
Building and building improvements	3,991,729	1,766,675

	4,498,504	1,884,944
Less: accumulated depreciation	(668,862)	(430,096)

Property, plant and equipment, net	$3,829,642	$1,454,848

Depreciation expense charged to operations for the years ended June 30, 2012 and 2011 was $228,179 and $103,598, respectively.

6.            BIOLOGICAL ASSETS

Biological assets at June 30 consist of the following:

	2012	2011

Immature biological assets	$11,273,302	$8,243,869
Mature biological assets	9,818,825	11,698,941

	21,092,127	19,942,810
Less: accumulated depreciation	(1,078,887)	(2,738,194)

Biological assets, net	$20,013,240	$17,204,616

Depreciation expense for the years ended June 30, 2012 and 2011 was $972,369 and $1,376,079, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

7.            NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment for the cows sold and the balances as commission income for the Company’s assistance in arranging for the sale of the milk.  During the year ended June 30, 2012, the Company received principal and interest payments of $1,728,852 and commission income of $7,887,260 under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of June 30, 2012 and 2011. The related commission receivable of $1,074,507 and $126,059 at June 30, 2012 and 2011, respectively, is included in accounts receivable in the consolidated balance sheets.  Commission income of $10,009,699 and $122,799 is included in revenues in the consolidated statements of income and other comprehensive income for the years ended June 30, 2012 and 2011, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

7.            NOTES RECEIVABLE (continued)

Notes receivable at June 30 consists of the following:

	2012	2011

Notes receivable	$9,804,645	$1,856,400
Less: discount for interest	(365,268)	(518,019)

	9,439,377	1,338,381
Less: current portion	(1,787,798)	(210,674)

Non-current portion	$7,651,579	$1,127,707

Future maturities of notes receivable as of June 30, 2012 are as follows:

Year Ending June 30,	Annual Amount

2013	$1,787,798
2014	1,816,734
2015	1,774,725
2016	1,600,433
2017	1,020,233
Thereafter	1,439,454

$9,439,377

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  The Company will continue to review the receivable on a periodic basis and where there is doubt as to the collectibility of individual balances, it will provide an allowance, if necessary.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

8.             LEASES

The Company leased one of its offices from an unrelated third party at a monthly rental of approximately $1,100 under an operating lease, which expired in May 2010.  The Company had a verbal agreement with the landlord to continue to use the office at no cost until September 30, 2011.  On September 12, 2011, the Company entered into a lease agreement with the landlord to continue the operating lease with a monthly rental of $2,354, expiring on September 30, 2012.  The lease requires the Company to prepay the one year rental.  The related prepayments of approximately $7,100 at June 30, 2012 will be expensed during the year ended June 30, 2013.

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

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with a municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB30,000,000 (US$4,686,000).  The related prepayment of $4,387,275 is included in the prepaid land lease in the consolidated balance sheets as of June 30, 2012.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

Prepaid land lease at June 30, 2012 consists of the following:

Prepaid land lease	$4,387,275
Less: current portion	(474,300)

Non-current portion	$3,912,975

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

9.            RELATED PARTY TRANSACTIONS

The Company obtained demand loans from two of its stockholders which are non-interest bearing.  The loans of $241,612 and $230,356 as of June 30, 2012 and 2011, respectively, are reflected as stockholder loans in the consolidated balance sheets.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

11.          INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30:

	2012	2011

Current	$-	$-
Deferred	6,064,917	2,866,622

	$6,064,917	$2,866,622

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2012	2011

As calculated at the statutory rate	25.00%	25.00%
Other	0.68%	(0.81%)

Effective income tax rate	25.68%	24.19%

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

11.          INCOME TAXES (continued)

Deferred tax assets (liabilities) at June 30 are comprised of the following:

	2012	2011

Net operating loss carryforwards	$242,370	$260,264
Bargain purchase gain	(1,430,399)	-
Undistributed earnings of subsidiaries under PRC law	(12,132,033)	(7,340,556)

Net deferred tax (liabilities)	$(13,320,062)	$(7,080,292)

At June 30, 2012 and 2011, Zhongxian Information had an unused operating loss carry-forward of approximately $969,000 and $1,040,000, respectively, expiring in various years through 2016.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years 2006 to 2011 remain open to examination by tax authorities in the PRC.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

12.          CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers for the sale of milk accounted for approximately 91% of milk sales for the year ended June 30, 2012 and two customers for the sale of milk accounted for approximately 96% of milk sales for the year ended June 30, 2011.  The same five customers also accounted for approximately 69% of accounts receivable at June 30, 2012 and three customers accounted for approximately 95% of accounts receivable at June 30, 2011.

Thirty nine farmers accounted for the notes receivable at June 30, 2012 and six farmers accounted for the notes receivable at June 30, 2011.

 13.         STOCK INCENTIVE PLAN

On March 16, 2012, the Board of Directors adopted the China Modern Agricultural Information, Inc. Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to attract, motivate and retain top-quality directors, officers, employees, consultants, advisers and independent contractors, provide substantial incentives, to act in the best interests of the stockholders of the Company and to reward extraordinary effort.  The awards under the Plan may be in the form of stock options, restricted stock, restricted stock units or performance share units.  The total number of shares of Stock reserved for distribution under the Plan is 3,000,000.  There are currently no shares available to be issued.

On April 16, 2012, the Company granted 3,000,000 shares of restricted stock under the Plan to its employees and the shares were issued on April 26, 2012.  The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the year ended June 30, 2012.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

 14.         PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following condensed financial information of the Company includes the US parent only balance sheets as of June 30, 2012 and 2011, and the US parent company only statements of operations, and cash flows for the years ended June 30, 2012 and 2011:

Condensed Balance Sheets

ASSETS	2012	2011

Other receivable from VIE	$3,060,000	$-
Investment in subsidiaries and VIEs	41,989,952	22,810,276

TOTAL ASSETS	$45,049,952	$22,810,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$-	$-

Total liabilities	-	-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares and 41,100,000 shares issued and outstanding at June 30, 2012 and 2011, respectively	53,100	41,100
Additional paid-in capital	5,851,170	1,603,170
Retained earnings	39,145,682	21,166,006

Total stockholders’ equity	45,049,952	22,810,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,049,952	$22,810,276

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

 14.         PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	2012	2011

Revenues
Share of earnings from investment in subsidiaries and VIEs	$18,609,083	$9,290,654

Operating expenses
General and administrative	1,200,000	437,470

Net income	$17,409,083	$8,853,184

Condensed Statements of Cash Flows

	2012	2011

Cash flows from operating activities
Net income	$17,409,083	$8,853,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIEs	(18,609,083)	(9,290,654)
Value of stock issued for professional services	-	437,470
Stock-based compensation	1,200,000	-

Net cash provided by (used in) operating activities	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

 14.         PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

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

There were no cash transactions in the US parent company during the years ended June 30, 2012 and 2011.  The only transactions the US parent company entered into were (1) the issuance of 9,000,000 shares of its common stock, valued at $3,060,000, for the acquisition of Yulong Cattle as part of the purchase price in 2012; (2) the issuance of 3,000,000 of shares of its common stock to employees pursuant to the Stock Incentive Plan in 2012.  The fair value of the stock of $1,200,000 has been included in general and administrative expenses in the condensed statements of operations for the year ended June 30, 2012; and (3) the issuance of 1,067,000 shares of its common stock for legal and consulting services rendered in 2011.  The fair value of the stock issued in 2011 was $437,470 and has been included in general and administrative expenses in the condensed statements of operations for the year ended June 30, 2011.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of its net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIEs amounted to $41,989,952 and $22,810,276 as of June 30, 2012 and 2011.

 14.         PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

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

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIEs exceed 25% of the consolidated net assets of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2012, our internal control over financial reporting was not effective due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information regarding our directors and executive officers.

Name	Age	Position
Liu Enjia	65	Chairman of the Board of Directors
Wang Youliang	44	Chief Executive Officer, Director
Shan Yanqin	65	Director
Liu Yanyan	38	Chief Financial Officer
Qin Libei	60	Chief Operating Officer
Liu Zhengxin	39	Chief Human Resource Officer

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

In 1996, at the National Agricultural Conference, Mr. Liu Enjia proposed the business model for agricultural enterprise, which was published in the People’s Forum. Mr. Liu Enjia also established the “Zhongxian Agriculture” theory and the harmonious ecological agricultural practice model which has been implemented in the Heilongjiang Province, winning high praise from State leaders and the State Council.

Mr. Liu Enjia is a dedicated researcher of China’s economic behavior and reform. To that end, he currently serves as the Director of China’s Economic Behavior Research Center. Mr. Liu Enjia is credited with advancing the “Zhongxian” model and business commercialization theory, which brought about entrusted operations in state-owned enterprises, attracting the eye of the international community.

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

Family Relationships

Mr. Liu Enjia and Mr. Liu Zhengxin are father and son. There are no other family relationships between our director and executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officer.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year 2012, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Liu Enjia	1	0	1
Shan Yanqin	1	0	1
Liu Yanyan	1	0	1
Qin Libei	1	0	1

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our Chief Executive Officer and chief financial and principal accounting officer. We are in the process of formulating a code of ethics and intend to adopt one in the future.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the year ended June 30, 2012.

Name and Principal Position	Fiscal Year	Salary (USD $)	Bonus (USD $)	Option Awards (USD $)	All Other Compensation (USD $)	Total (USD $)
Wang Youliang	2012	11,347	-	-	-	11,347
Chief Executive Officer	2011	11,347	-	-	-	11,347
Liu Yanyan	2012	8,510				8,510
Chief Financial Officer	2011	8,510	-	-	-	8,510
Qin Libei	2012	7,565				7,565
Chief Operating Officer	2011	7,565	-	-	-	7,565
Liu Zhengxin	2012	5,673				5,673
Chief Human Resource Officer	2011	5,673	-	-	-	5,673

Narrative Disclosure to Summary Compensation Table

Mr. Wang Youliang

For the years ended June 30, 2012 and 2011, Mr. Wang Youliang received annual compensation of RMB 72, 000, or USD $11,347.

We entered into an Employment Agreement with Wang Youliang (the “Youliang Agreement”). Pursuant to the Youliang Agreement, Mr. Youliang will serve as our Chief Executive Officer. The initial term of Youliang Agreement ends in 2014.  The Youliang Agreement provides that Mr. Youliang’s initial base salary during the term shall be RMB 72,000, or USD $11,347per annum. Youliang’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates the employment within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Youliang plus compensation equal to three (3) months of Mr. Youliang’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Youliang Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Youliang Agreement may also be terminated upon the occurrence of either a serious violation of company policy by Mr. Youliang or by any major damages to the Company resulting from Mr. Youliang’s failure to duly perform his duties.

Ms. Liu Yanyan

For the year ended June 30, 2012 and  2011, Ms. Liu Yanyan received annual compensation of RMB 54,000, or USD $8,510.
We entered into an Employment Agreement with Liu Yanyan (the “Yanyan Agreement”). Pursuant to the Yanyan Agreement, Ms. Yanyan will serve as our Chief Financial Officer. The initial term of Yanyan Agreement ends in 2014.  The Yanyan Agreement provides that Ms. Yanyan’s initial base salary during the term shall be RMB 54,000, or $8,510 per annum. Yanyan’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Yanyan within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Yanyan plus compensation equal to three (3) months of Ms. Yanyan’s salary.

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

Mr. Qin Libei

For the year ended June 30, 2012 and 2011, Mr. Qin Libei received annual compensation of RMB 48,000, or USD $7,565.

We entered into an Employment Agreement with Qin Libei (the “Libei Agreement”). Pursuant to the Libei Agreement, Mr. Libei will serve as our Chief Operating Officer. The initial term of Libei Agreement ends in 2014.  The Libei Agreement provides that Mr. Libei’s initial base salary during the term shall be 48,000 RMB, or USD,$7,565 per annum. Libei’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Mr. Libei within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Libei plus compensation equal to three (3) months of Mr. Libei’s salary.

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

Mr. Liu Zhengxin

For the year ended June 30, 2012 and 2011, Mr. Liu Zhengxin received annual compensation of RMB 36,000, or USD $5,673.

We entered into an Employment Agreement with Liu Zhengxin (the “Zhengxin Agreement”). Pursuant to the Zhengxin Agreement, Ms. Zhengxin will serve as our Chief HR Officer. The initial term of Zhengxin Agreement ends in 2014. The Zhengxin Agreement provides that Ms. Zhengxin’s initial base salary during the term shall be 36,000 RMB, or USD $5,573 per annum. Zhengxin’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Zhengxin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Zhengxin plus compensation equal to three (3) months of Ms. Zhengxin’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Zhengxin Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Zhengxin Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Ms Zhengxin or by any major damages to the Company resulting from Ms. Zhengxin’s failure to duly perform his duties.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Director Compensation

The members of our board of directors are not compensated for serving on the board.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of September 26, 2012. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of September 26, 2012, 53,100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Zhengxin Liu, Chief Human Resource Officer	13,197,857	24.85%
Youliang Wang, Chief Executive Officer	4,049,775	7.63%
All officers and directors as group (1)	17,246,642	32.48%

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

(2)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 26, 2012.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 26, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company obtained demand loans from two affiliated parties which are non-interest bearing.  The loans of $241,612 and $230,356 as of June 30, 2012 and 2011, respectively, are reflected as stockholder loans in the consolidated balance sheets. The following sets forth the name of such stockholders, the aggregate amount of principal loaned during 2012, and the amount of principal paid during 2012.

Name of Related Party	Affiliation	Aggregate Amount of Principal Loaned	The Amount of Principal Paid
Liu Zhenxing	Officer and Stockholders	$0	$0
Liu Enjia	Director	$487,567	$477,597

Director Independence

Mr. Liu Enjia, Mr. Wang Youliang, and Ms. Shan Yanqin, the members of our Board of Directors, are not independent using the definition of independence under the rules of the SEC.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed for professional services provided to us by Wei, Wei & Co., LLP for 2012 and 2011:

	2012	2011
Audit Fees	$90,000	$80,000
Audit-Related Fees	-	-
Tax Fees	6,000	-
All Other Fees	-	-

Total	$96,000	$80,000

For the fiscal years ended June 30, 2012 and 2011, the aggregate fees billed for professional services rendered for the audit and review of our financial statements were approximately $90,000 and $80,000, respectively.

There were no fees for other audit related services for the years ended June 30, 2012 and 2011.

For our fiscal years ended June 30, 2012 and 2011, the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning were approximately $6,000 and $0, respectively.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2012 and 2011.

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

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2012 and 2011 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description

2.1
Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

2.2
Letter of Intent dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 14, 2011.

2.3
Letter of Intent, dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (Englis Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 30, 2011.

2.4
Equity Transfer Agreement, dated as of November 23, 2011, among China Modern Agricultural Information, Inc., Heilongjiang Zhongxian Information Co., Ltd., Shangzhi Yulong Co., Ltd., and Shangzhi Yulong Shareholders, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2011.

10.1
Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.2
Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.3
Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.4
Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.14	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
16.1	Letter from Ronald R. Chadwick, P.C., incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document.
101. SCH**	XBRL Taxonomy Extension Schema Document
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	Furnished herewith
**
Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: October 11, 2012	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: October 11, 2012	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Enjia		October 11, 2012
Liu Enjia	Chairman of the Board of Directors

/s/Wang Youliang	Chief Executive Officer and	October 11, 2012
Wang Youliang	Director

/s/ Shan Yanqin
Shan Yanqin	Director	October 11, 2012

/s/ Liu Yanyan
Liu Yanyan	Chief Financial Officer	October 11, 2012

Exhibit Index

2.1
Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

2.2
Letter of Intent dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 14, 2011.

2.3
Letter of Intent, dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (Englis Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 30, 2011.

2.4
Equity Transfer Agreement, dated as of November 23, 2011, among China Modern Agricultural Information, Inc., Heilongjiang Zhongxian Information Co., Ltd., Shangzhi Yulong Co., Ltd., and Shangzhi Yulong Shareholders, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2011.

10.1
Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.2
Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.3
Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.4
Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

10.14	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
16.1	Letter from Ronald R. Chadwick, P.C., incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document.
101. SCH**	XBRL Taxonomy Extension Schema Document
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	Furnished herewith
**
Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.