Form 10-Q
period 2012-09-30
China Modern Agricultural Information, Inc.
filed 2012-11-14
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 12, 2012, 53,100,000 shares of common stock, par value $0.001 per share, and are issued and outstanding.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

CHINA MODERN AGRICULTURAL
INFORMATION, INC.
AND SUBSIDIARIES

Consolidated Financial Statements for the
Three Months Ended September 30, 2012 and 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND JUNE 30, 2012 (IN U.S. $)

ASSETS	September 30, 2012	June 30, 2012
	(Unaudited)

Current assets
Cash	$22,786,547	$16,941,737
Accounts receivable	3,605,219	3,497,609
Inventories	399,471	309,603
Prepaid expenses	337,085	333,560
Prepaid land lease, current portion	473,700	474,300
Interest receivable	441,269	490,928
Notes receivable, current portion	1,792,761	1,787,798

Total current assets	29,836,052	23,835,535

Property, plant and equipment	4,635,893	4,498,504
Less: accumulated depreciation	(723,813)	(668,862)

Property, plant and equipment, net	3,912,080	3,829,642

Other assets
Notes receivable	7,188,291	7,651,579
Prepaid land lease	3,789,600	3,912,975
Biological assets, net	21,427,204	20,013,240

Total other assets	32,405,095	31,577,794

TOTAL ASSETS	$66,153,227	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND JUNE 30, 2012 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2012	June 30, 2012
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$217,205	$209,919
Stockholder loans	246,828	241,612

Total current liabilities	464,033	451,531

Deferred income taxes	15,136,636	13,320,062

Total liabilities	15,600,669	13,771,593

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	41,303,599	36,406,040
Statutory reserve fund	791,180	670,357
Other comprehensive income	2,078,137	2,069,285

Sub-total	50,077,186	45,049,952

Noncontrolling interests	475,372	421,426

Total stockholders’ equity	50,552,558	45,471,378

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,153,227	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Revenues
Milk sales	$7,667,348	$3,672,130
Sales commission	3,250,565	1,303,796

Total revenues	10,917,913	4,975,926
Cost of goods sold	(3,896,432)	(1,600,684)

Gross profit	7,021,481	3,375,242

Operating expenses
Selling and marketing	(203,649)	(76,985)
General and administrative	(85,781)	(60,623)

Total operating expenses	(289,430)	(137,608)

Operating income	6,732,051	3,237,634

Other income and expenses
Interest income on notes receivable	174,863	126,693
(Loss) gain on disposal of biological assets	(1,162)	145,712
Other non-operating expenses	-	12,592

Total other income	173,701	284,997

Income before income taxes	6,905,752	3,522,631
Provision for income taxes	1,833,424	871,769

Net income before noncontrolling interests	5,072,328	2,650,862
Noncontrolling interests	(53,946)	(35,557)

Net income attributable to common stockholders	5,018,382	2,615,305

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Other comprehensive income
Foreign currency translation adjustment	8,852	232,389

Total comprehensive income	$5,027,234	$2,847,694

Earnings per common share, basic and diluted	$0.09	$0.06

Weighted average shares outstanding, basic and diluted	53,100,000	41,100,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2012	$53,100	$5,851,170	$36,406,040	$670,357	$421,426	$2,069,285	$45,471,378
Net income	-	-	5,018,382	-	53,946	-	5,072,328
Appropriation of statutory reserves	-	-	(120,823)	120,823	-	-	-
Other comprehensive income	-	-	-	-	-	8,852	8,852

Balance, September 30, 2012	$53,100	$5,851,170	$41,303,599	$791,180	$475,372	$2,078,137	$50,552,558

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Cash flows from operating activities
Net income before noncontrolling interests	$5,072,328	$2,650,862
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	343,870	194,491
Deferred income taxes	1,833,424	871,769
Loss (gain) from sale of biological assets	1,162	(145,712)
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(107,610)	1,641,321
(Increase) in security deposits	-	(2,186,800)
(Increase) in inventories	(89,868)	(114,978)
(Increase) in prepaid expenses	(3,525)	(107,375)
Decrease in prepaid land lease	123,975	-
Decrease (increase) in interest receivable	49,659	(86,559)
Increase in accrued expenses and other payables	7,286	27,636

Net cash provided by operating activities	7,230,701	2,744,655

Cash flows from investing activities
Loan receivable-Yulong Cattle	-	2,165,800
Collection of notes receivable	446,384	130,174
Proceeds from sales of biological assets	5,258	-
Purchase of property, plant and equipment	(143,081)	(23,255)
(Increase) in biological assets	(1,732,603)	(1,286,325)

Net cash (used in) provided by investing activities	(1,424,042)	986,394

Cash flows from financing activities
Proceeds from stockholder loans	42,285	258,322
Repayment of stockholder loans	(34,627)	(122,713)

Net cash provided by financing activities	7,658	135,609

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (IN U.S. $)

	2012	2011

Effect of exchange rate changes on cash	30,493	380,400

Net increase in cash	5,844,810	4,247,058
Cash, beginning of period	16,941,737	5,525,180

Cash, end of period	$22,786,547	$9,772,238

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Notes receivable from sale of biological assets	$-	$9,410,342

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

On January 28, 2011, Trade Link entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holdings, Ltd., (“Value Development”) a British Virgin Islands company, (“BVI”) (ii) Value Development’s stockholders, (iii) Trade Link, and (iv) Trade Link’s principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development and the Value Development stockholders transferred to Trade Link all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of Trade Link’s common stock as set forth in the Exchange Agreement, so that the Value Development stockholders own 87.80% of Trade Link’s outstanding shares (the “Share Exchange”).

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Zhengxin Liu, the Company’s Chief HR Officer, and Mr. Youliang Wang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Liu holds a 62% equity interest in Zhongxian Information and Mr. Wang holds a 38% equity interest in Zhongxian Information.  Pursuant to a VIE agreement signed by Mr. Liu and Mr. Wang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The share exchange transaction constituted a reverse takeover transaction.  Accordingly, reverse takeover accounting has been adopted for the preparation of the consolidated financial statements.  As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development and its subsidiaries (the accounting acquirer).  Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and their Information’s 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) are under common control.  Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.  The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception of the periods presented.

Zhongxian Information and Xinhua Cattle are engaged in acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.  Zhongxian Information was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”) or $1,206,800 US Dollars.  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was established in China in December 2005 with registered capital of three million RMB or $371,580 US Dollars.  Xinhua Cattle had no significant activities and its cost approximated the fair value at the date of acquisition.

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
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

1.           ORGANIZATION (continued)

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
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its VIEs.  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of the entities.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and Zhongxian Information’s 100% owned subsidiary, Yulong Cattle from November 23, 2011, the date of acquisition.  The Company is the primary beneficiary of the VIE and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Reporting Entity and Basis of Accounting and Presentation (continued)

Zhongxian Information and its subsidiaries (collectively, the “Chinese VIEs”) have no assets that are collateral for or restricted solely to settle their obligations.  The creditors of the Chinese VIE and its subsidiaries do not have recourse to the Company’s general credit.  Because Value Development, Value Development Group Limited, Jiasheng Consulting are established for the sole purpose of holding ownership interest and do not have any operations, the financial statement amounts and balances are those of the Chinese VIE and its subsidiaries.

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The enterprise’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, has the unilateral ability to exercise those rights.

The Chinese VIE actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

Foreign Currency Translations

All Company assets are located in People’s Republic of China (“PRC”).  The functional currency for the majority of the Company’s operations is the RMB.  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss) (“OCI”).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations (continued)

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	September 30, 2012	June 30, 2012	September 30, 2011

Balance sheet items, except for stockholders’ equity, as of period end	0.1579	0.1581	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1579	N/A	0.1557

Foreign currency translation adjustments of $8,852 and $232,389 for the three months ended September 30, 2012 and 2011, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

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
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Financial instruments include accounts receivable, interest receivable, notes receivable, accrued expenses and other payables and stockholder loans.  As of September 30, 2012 and June 30, 2012, the carrying values of accounts receivable, interest receivable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying value of notes receivable is valued at their net realizable value which approximates the fair value.

Advertising Costs

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the three months ended September 30, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2012 and June 30, 2012, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

 CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of September 30, 2012 and June 30, 2012.

Prepaid Expenses

Prepaid expenses as of September 30, 2012 and June 30, 2012 mainly represent the prepayments of approximately $317,000 and $310,000 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $4,263,300 for grassland rental (see Note 8).

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

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 and 10 years
Building and building improvements	20 and 10 years

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three months ended September 30, 2012 and 2011.

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the three months ended September 30, 2012 and 2011, losses of $0 and $7,799, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Biological Assets (continued)

Mature Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three months ended September 30, 2012 and 2011.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At September 30, 2012 and June 30, 2012, undistributed earnings allocated to Zhongxian Information were approximately $55,900,000 and $48,500,000, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of September 30, 2012 and June 30, 2012, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended September 30, 2012 and 2011.

BVI

Value Development is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Value Development Group Limited is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non Hong Kong source income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no diluted shares outstanding during the three months ended September 30, 2012 and 2011.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of September 30, 2012, the Company has fully funded the applicable statutory reserve funds.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements.  These reclassifications had no effect on previously reported earnings.

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

 CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-12”), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented.

The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes.  The amendments in ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

4.           BUSINESS COMBINATION (continued)

The nonrecurring bargain purchase gain of $5,721,596 was included in other income in the consolidated statements of income and other comprehensive income for the year ended June 30, 2012.  In accordance with ASC 805, the Company had two independent valuations of Yulong Cattle to verify that the bargain purchase gain was reasonable.  The bargain purchase gain arose mainly due to a higher share market price in July 2011 when the letter of intent was signed.

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

Pro Forma Results of Operations

The following unaudited pro forma results of operations, excluding the bargain purchase gain and related income tax effect, for the three months ended September 30, 2011 have been prepared as though the acquisition of Yulong Cattle had occurred as of July 1, 2011.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

4.           BUSINESS COMBINATION (continued)

Pro Forma Results of Operations (continued)

Three months ended September 30, 2011
(Unaudited)

Revenues	$8,381,711
Cost of goods sold	(3,505,933)

Gross profit	4,875,778

Operating expenses	(199,180)
Non-operating income	284,997

Income before income taxes	4,961,595
Provision for income taxes	871,769

Net income before noncontrolling interests	4,089,826
Noncontrolling interests	(35,557)

Net income attributable to common stockholders	$4,054,269

Net income per Share, basic and diluted	$0.08

Weighted average shares outstanding, basic and diluted	50,100,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

5.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	September 30, 2012	June 30, 2012

Machinery and equipment	$406,435	$404,397
Automobiles	102,248	102,378
Building and building improvements	4,127,210	3,991,729

	4,635,893	4,498,504
Less: accumulated depreciation	(723,813)	(668,862)

Property, plant and equipment, net	$3,912,080	$3,829,642

Depreciation expense charged to operations for the three months ended September 30, 2012 and 2011 was $55,796 and $25,726, respectively.

6.           BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30, 2012	June 30, 2012

Immature biological assets	$12,604,034	$11,273,302
Mature biological assets	10,188,765	9,818,825

	22,792,799	21,092,127
Less: accumulated depreciation	(1,365,595)	(1,078,887)

Biological assets, net	$21,427,204	$20,013,240

Depreciation expense for three months ended September 30, 2012 and 2011 was $288,074 and $168,765, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

7.           NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal and interest for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk.  During the three months ended September 30, 2012 and 2011, the Company received principal and interest payments totaling $575,545 and $130,174, respectively, and commission income of $2,662,875 and $822,476, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of September 30, 2012 and June 30, 2012. The related commission receivable of $1,052,076 and $1,074,507 at September 30, 2012 and June 30, 2012, respectively, is included in accounts receivable in the consolidated balance sheets.  Commission income of $3,250,565 and $1,303,796 is included in revenues in the consolidated statements of income and other comprehensive income for the three months ended September 30, 2012 and 2011, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

7.           NOTES RECEIVABLE (continued)

Notes receivable consists of the following:

	September 30, 2012	June 30, 2012

Notes receivable	$9,311,327	$9,804,645
Less: discount for interest	(330,275)	(365,268)

	8,981,052	9,439,377
Less: current portion	(1,792,761)	(1,787,798)

Non-current portion	$7,188,291	$7,651,579

Future maturities of notes receivable as of September 30, 2012 are as follows:

Year Ending Sep 30,	Annual Amount

2013	$1,792,761
2014	1,822,529
2015	1,855,868
2016	1,798,468
2017	871,701
Thereafter	839,725

$8,981,052

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectibility of individual balances, it will provide an allowance, if necessary.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

8.           LEASES

The Company leased one of its offices from an unrelated third party at a monthly rental of approximately $1,100 under an operating lease, which expired in May 2010.  The Company had a verbal agreement with the landlord to continue to use the office at no cost until September 30, 2011.  On September 12, 2011, the Company entered into a lease agreement with the landlord to continue the operating lease with a monthly rental of $2,369, which expired on September 30, 2012 and was not renewed.  The lease requires the Company to prepay one year’s rental. The related prepayment of approximately $7,100 at June 30, 2012 was fully expensed as of September 30, 2012.

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

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with a municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB30,000,000 (US$4,686,000).  The related prepayment of $4,263,300 and $4,387,275 is included in the prepaid land lease in the consolidated balance sheets as of September 30, 2012 and June 30, 2012.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

Prepaid land lease at September 30, 2012 consists of the following:

Prepaid land lease	$4,263,300
Less: current portion	(473,700)

Non-current portion	$3,789,600

 CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

9.           RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which is non-interest bearing.  The loans of $246,828 and $241,612 as of September 30, 2012 and June 30, 2012, respectively, are reflected as stockholder loans in the consolidated balance sheets.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

11.         INCOME TAXES

The provision for income taxes consisted of the following for the three months ended September 30:

	2012	2011

Current	$-	$-
Deferred	1,833,424	871,769

	$1,833,424	$871,769

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	2012	2011

As calculated at the statutory rate	25.00%	25.00%
Other	1.55%	(0.25%)

Effective income tax rate	26.55%	24.75%

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

11.         INCOME TAXES (continued)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2012	June 30, 2012

Net operating loss carryforwards	$251,307	$242,370
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(13,957,544)	(12,132,033)

Net deferred tax (liabilities)	$(15,136,636)	$(13,320,062)

At September 30, 2012, Zhongxian Information had an unused operating loss carry-forward of approximately $1,000,000, expiring in various years through 2017.

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

Five customers for the sale of milk accounted for approximately 100% of milk sales for the three months ended September 30, 2012 and five customers for the sale of milk accounted for approximately 65% of milk sales for the three months ended September 30, 2011.  The same five customers also accounted for approximately 71% and 69% of accounts receivable at September 30, 2012 and June 30, 2012, respectively.

Thirty nine farmers accounted for the notes receivable at September 30, 2012 and June 30, 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of operations and financial condition of the Company for the 3 months ended September 30, 2012 and 2011. Such discussion and analysis should be read in conjunction with our interim consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have three operating entities with an aggregate fresh milk production capacity of approximately 149 tons (approximately 4,731gallons) per day. We also have 39 exclusive individual partners with an aggregate fresh milk production capacity of approximately 245 tons per day. We have seven major customers, two of which are the leading dairy companies in China.

We were incorporated on December 22, 2008 under the laws of the State of Nevada.  We were formerly known as Trade Link Wholesalers Inc. (“Trade Link”). On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada and changed our name from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development, a British Virgin Islands company, (ii) Value Development’s shareholders, (iii) us, and (iv) our former principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development’s shareholders transferred to us all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of our common stock (the “Securities Exchange”). The shares issued to Value Development’s shareholders in the Securities Exchange constituted approximately 87.80% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, Value Development became our wholly owned subsidiary and Value Development’s former principal stockholder became our principal stockholder.

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting.  Jiasheng Consulting entered into a series of agreements (the “Contractual Arrangements”) with Zhongxian Information, Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% equity interest in Zhongxian Information, and Mr. Youliang Wang, our Chief Executive Officer and holder of 38% of equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.  The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in that certain equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi or $1,206,800 US Dollars.  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580 US Dollars. Xinhua Cattle is located in QiQihar, Heilongjiang Province, northeast of China and is a livestock company that engages in cow breading and fresh milk distribution.

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle in exchange for (i) issuance of 9,000,000 shares of our common stock, and a (ii) cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, northeast of China, is a livestock company that engages in cow breeding and fresh milk distribution, and primarily generates its revenue from the sale of fresh milk.

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

On April 16, 2012, we granted 3,000,000 shares of restricted stock under the Plan to our employees and the shares were issued on April 27, 2012.  The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the year ended June 30, 2012. There are currently no shares available to be issued.

Recent Development

Sale of Milk Cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment with monthly installments plus interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivable related to the sales of cows is included in notes receivable in the accompanying consolidated balance sheets as of September 30, 2012 and June 30, 2012.  In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are also entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011.  By the end of September 30, 2012, we had 14,440 cows, among which, 9,685 cows continue to be fed by local farmers, 400 cows are maintained by our variable interest entity Xinhua Cattle, and 4,355 cows are maintained by Yulong Cattle.

Starting with the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from $32 to $44, $44 to $55, $47 to $60 and $71 to $85 for baby cows, pre-adult cows, young cows and milk cows respectively. This was the main reason we disposed of a large number of our cows and rented the grassland. This new business model provides us with a new revenue stream for which we incur very little in direct costs, as the milk production is entirely the responsibility of the local farmers.

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

☐           Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of the cows by 3,800 and improved our production capacity by approximately 90 tons per day. We had a total of 14,440 cows by the end of September 30, 2012.

☐           Raw Material Supply and Prices. The per unit costs of fresh raw milk are affected by the price volatility of raw material and feeding expenses in the China markets. For instance, the total food costs and feeding expenses paid to farmers increased by 17% in the quarter ended September 30, 2011. In response to the increase of costs, we leased the 16,666,750 square meters grassland in October 2011, and we believe the hay production of this grassland can satisfy our raw material demand, which will lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income of operations information. Financial information is presented for the three months ended September 30, 2012 and 2011 respectively.

Comparison of Three Month Periods Ended September 30, 2012 and 2011

The following table sets forth certain information regarding our results of operations for the three months ended September 30, 2012 and 2011.

	For the three months ended September 30,
			Change
	2012	2011	Amount	%
Revenue	$10,917,913	$4,975,926	$5,941,987	119%
Cost of goods sold	3,896,432	1,600,684	2,295,748	143%
Gross profit	7,021,481	3,375,242	3,646,239	108%
Operating expenses	289,430	137,608	151,822	110%
Operating income/(loss)	6,732,051	3,237,634	3,494,417	108%
Other income and expenses	173,701	284,997	(111,296)	(39%)
Income before income tax	6,905,752	3,522,631	3,383,121	96%
Provision for income tax	1,833,424	871,769	961,655	92%
Net income before noncontrolling interests	5,072,328	2,650,862	2,421,466	91%
Noncontrolling interests	53,946	35,557	18,389	52%
Net income attributable to common stockholders	$5,018,382	$2,615,305	$2,403,077	92%

Revenues

The revenue was primarily generated from sales of natural milk and natural milk sales commission from farmers to which we sold cows. We had total revenues of $10,917,913 for the three months ended September 30, 2012, an increase of $5,941,987 or 119%, compared to $4,975,926 for the three months ended September 30, 2011. Although the changing of our business operating activities lead to the decrease in revenue of Xinhua Cattle, the successful acquisition of Yulong Cattle in November 2011 led to an increase in total revenue. For the three months ended September 30, 2012 and 2011, our revenue stream comprised sales of natural milk and sales commission from farmers. The following table shows the different revenue sources:

	For the three months ended September 30,
			Change
	2012	2011	Amount	%
Sales of natual milk	$7,667,348	$3,672,130	$3,995,218	109%
Sales commission	3,250,565	1,303,796	1,946,769	149%
Total revenue	$10,917,913	$4,975,926	$5,941,987	119%

For the three months ended September 30, 2012, our revenue generated from natural milk sales was $7,667,348 which represented an increase of $3,995,218 or 109% compared to $3,672,130 for the three months ended September 30, 2011. There were two main reasons for the increase in revenue. First, Yulong Cattle acquisition has induced increase in our revenue. Second, the milk sales price was significantly increased. The following table sets forth certain information regarding the number of milk cows and the revenue per cow:

	For the three months ended September 30,
			Change
	2012	2011	Amount	%
Sales of natual milk	$7,667,348	$3,672,130	$3,995,218	109%
Average number of milk cows	6,306	6,016	290	5%
Revenue from per milk cow	$1,216	$610	$605	99%

The revenue per milk cow increased from $610 for the three months ended September 30, 2011 to $1,216 for the three months ended September 30, 2012, an increase by $605 or 99%. Three reasons led to the increase in revenue from milk cows. First, the sales price was increased to $0.54 per kg for the three months ended September 30, 2012 from $0.31 per kg for Yulong Cattle and $0.55 for Xinhua since August 2012, an increase of approximately $0.24 or 79%. Second, we disposed of inferior domestic cows and kept superior imported Holstein cows which are still fed by Xinhua Cattle.  Third, the addition of the milk cows owned by Yulong Cattle and the sale of our previously owned milk cows brought down the average age of our milk cows mix.

The increase in total revenue was also driven by the increase in sales commission from the local farmers. The sales commission from local farmers was increased by $1,946,769 or 149% to $3,250,565 for the 3 months ended September 30, 2012. It has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Our operating activities started to change since the quarter ended June 30, 2011 which resulted in reduced direct costs especially in feeding food costs because the milk production and distribution are now entirely the responsibility of the local farmers. The change in our operating activities to the new program has resulted in a marked improvement in our margins.  For the three months ended September 30, 2012, our cost of goods sold increased to $3,896,432 which represented an increase of $2,295,748 or 143% compared to $1,600,684 for the three months ended September 30, 2011. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the three months ended September 30,
			Change
	2012	2011	Amount	%
Cost of goods sold	$3,896,432	$1,600,684	$2,295,748	143%
Average number of milk cows	6,306	6,016	290	5%
Cost per milk cow	$618	$266	$352	132%

The increase in cost per milk cow for the three months ended September 30, 2012 continued to be primarily driven by the factors below:

Increase in the price of raw materials and feeding expenses
The fixed costs allocated to a small number of adult cows caused the increase in unit cost;
We changed the cost allocation method that more costs were allocated to adult cows;
The auxiliary production costs increased for example, medicine, salary, etc;
The acquisition of Yulong Cattle caused the increase in unit cost due to their lower gross profit.

Gross profit margin

Our gross profit margin decreased to 64% for the three months ended September 30, 2012 from 67% for the three months ended September 30, 2011, primarily due to the acquisition of Yulong as Yulong’s results were not included in the financial statements for the three months ended September 30, 2011. The gross profit margin from natural milk sales decreased from 56% to 49% due to the increase in raw materials and feeding expenses, although the sales price was significantly increased. We believe that the price of the raw materials will keep increasing in the future and that is one of the reasons we disposed of a large number of adult cows.

Operating expenses

Our operating expenses increased to $289,430 for the three months ended September 30, 2012 from $137,608 for the three months ended September 30, 2011. It increased by $151,822 or 110%. The main operating expenses consist of human resources, depreciation, professional service fees for filings required by U.S. securities laws, consulting expenses to a Chinese financial advisory company and business taxes, etc. Due to the new revenue stream introduced, we incurred $162,528 and $65,190 in business tax for the three months ended September 30, 2012 and 2011, respectively. We classified it as a selling expense which is included in operating expenses. In addition, the operating expenses of Yulong Cattle were consolidated in the financial statements for the three months ended September 30, 2012.

Operating income

As a result of the foregoing, we had operating income of $6,732,051 for the three months ended September 30, 2012, representing an increase of $3,494,417, as compared to an operating income of $3,237,634 for the three month period ended September 30, 2011.

Non-operating income

Non operating income consists primarily of interest income of $174,863 and $126,693 charged on the outstanding notes receivable from the farmers for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2011, we also have a non operating gain of $145,712 from the disposal of biological properties.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Heilongjiang Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $1,833,424 and $871,769 for the three months ended September 30, 2012 and 2011 respectively, primarily representing the enterprise income tax on the income of Heilongjiang Zhongxian Information. Net income before noncontrolling interests was $5,072,328 and $2,650,862 for the three months ended September 30, 2012 and 2011 respectively, which represented an increase in $2,421,466 or 91%. As we own 99% of Xinhua Cattle’s shares, non-controlling interests attributed to the minority interest shareholder was $53,946 and $35,557 for the three months ended September 30, 2012 and 2011, respectively. Our net income attributable to the common stockholders of the Company was $5,018,382 representing $0.09 per share and $2,615,305 representing $0.06 per share for the three months ended September 30, 2012 and 2011, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2012 and 2011, foreign currency translation adjustments of $8,852 and $232,389, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of September 30, 2012 and June 30, 2012, we had no bank debt but amounts owed to shareholders $246,828 and $241,612, respectively. The amounts due to our stockholders were principally for the professional services incurred for listing in U.S stock market from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $22,786,547 and $16,941,737 in cash at September 30, 2012 and June 30, 2012 as well as net working capital totaling $29,372,019 and $23,384,004, respectively.

During the three months ended September 30, 2012, our operating activities provided $7,230,701 in net cash, compared to $2,744,655 during the three months ended September 30, 2011.  The net cash provided in the three months ended September 30, 2012 was much larger than our net income primarily due to the increase in deferred income tax liabilities of $1,833,424.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of September 30, 2012 and for the three months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2012, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

Revenue Recognition

The Company’s primary sources of revenues are derived from (a) sale of fresh milk to Chinese manufacturing and distribution companies of dairy products and (b) commissions from local farmers on their monthly milk sales.  The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenues from the sale of milk are recognized when the milk is delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 14, 2012	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)