Form 10-Q
period 2012-12-31
China Modern Agricultural Information, Inc.
filed 2013-02-14
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of February 13, 2013, 53,100,000 shares of common stock, par value $0.001 per share, and are issued and outstanding.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
December 31, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

CHINA MODERN AGRICULTURAL
INFORMATION, INC. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Three and Six Months Ended December 31, 2012 and 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND JUNE 30, 2012 (IN U.S. $)

ASSETS	December 31, 2012	June 30, 2012
	(Unaudited)

Current assets
Cash	$28,679,390	$16,941,737
Accounts receivable	3,820,941	3,497,609
Inventories	838,002	309,603
Prepaid expenses	527,422	333,560
Prepaid land lease, current portion	474,900	474,300
Interest receivable	274,599	490,928
Notes receivable, current portion	1,804,546	1,787,798

Total current assets	36,419,800	23,835,535

Property, plant and equipment	4,647,637	4,498,504
Less: accumulated depreciation	(800,010)	(668,862)

Property, plant and equipment, net	3,847,627	3,829,642

Other assets
Notes receivable	6,751,742	7,651,579
Prepaid land lease	3,680,475	3,912,975
Biological assets, net	22,723,966	20,013,240

Total other assets	33,156,183	31,577,794

TOTAL ASSETS	$73,423,610	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND JUNE 30, 2012 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2012	June 30, 2012
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$224,972	$209,919
Stockholder loans	291,573	241,612

Total current liabilities	516,545	451,531

Deferred income taxes	16,932,769	13,320,062

Total liabilities	17,449,314	13,771,593

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	46,576,070	36,406,040
Statutory reserve fund	791,180	670,357
Other comprehensive income	2,179,036	2,069,285

Sub-total	55,450,556	45,049,952

Noncontrolling interests	523,740	421,426

Total stockholders’ equity	55,974,296	45,471,378

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,423,610	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Revenues
Milk sales	$8,078,427	$2,680,998	$15,745,775	$6,353,127
Sales commission	3,224,415	2,441,356	6,474,980	3,745,153

Total revenues	11,302,842	5,122,354	22,220,755	10,098,280
Cost of goods sold	(4,136,219)	(1,561,130)	(8,032,651)	(3,161,814)

Gross profit	7,166,623	3,561,224	14,188,104	6,936,466

Operating expenses
Selling and marketing	201,890	147,782	405,539	224,767
General and administrative	79,799	104,877	165,580	165,500

Total operating expenses	281,689	252,659	571,119	390,267

Operating income	6,884,934	3,308,565	13,616,985	6,546,199

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Other income and expenses
Bargain purchase gain	$-	$5,721,596	$-	$5,721,596
Other non-operating income	287,990	147,382	462,853	432,379
Other non-operating (expense)	(87,380)	-	(88,542)	-

Total other income	200,610	5,868,978	374,311	6,153,975

Income before income taxes	7,085,544	9,177,543	13,991,296	12,700,174
Provision for income taxes	1,764,705	2,285,554	3,598,129	3,157,323

Net income before noncontrolling interests	5,320,839	6,891,989	10,393,167	9,542,851
Noncontrolling interests	(48,368)	(29,918)	(102,314)	(65,475)

Net income attributable to common stockholders	5,272,471	6,862,071	10,290,853	9,477,376

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Other comprehensive income:
Foreign currency translation adjustment	100,899	130,841	109,751	363,230

Total comprehensive income	$5,373,370	$6,992,912	$10,400,604	$9,840,606

Earnings per common share, basic and diluted	$0.10	$0.15	$0.19	0.22

Weighted average shares outstanding, basic and diluted	53,100,000	44,915,217	53,100,000	43,007,609

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, June 30, 2012	$53,100	$5,851,170	$36,406,040	$670,357	$421,426	$2,069,285	$45,471,378
Net income	-	-	10,290,853	-	102,314	-	10,393,167
Appropriation of statutory reserves	-	-	(120,823)	120,823	-	-	-
Other comprehensive income	-	-	-	-	-	109,751	109,751
Balance, December 31, 2012 (unaudited)	$53,100	$5,851,170	$46,576,070	$791,180	$523,740	$2,179,036	$55,974,296

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	2012	2011

Cash flows from operating activities
Net income before noncontrolling interests	$10,393,167	$9,542,851
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	765,542	483,343
Deferred income taxes	3,598,129	3,157,323
Loss (gain) from sale of biological assets	114,950	(145,712)
Bargain purchase gain	-	(5,721,596)
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(323,332)	827,743
(Increase) in inventories	(528,399)	(508,289)
(Increase) in prepaid expenses	(193,862)	(88,889)
Decrease (increase) in prepaid land lease	231,900	(4,654,088)
Decrease (increase) in interest receivable	216,329	(246,850)
Increase in accounts payable	-	21,728
Increase (decrease) in accrued expenses and other payables	15,053	(78,759)

Net cash provided by operating activities	14,289,477	2,589,805

Cash flows from investing activities
Acquisition of Yulong	-	9,442
Collection of notes receivable	895,596	130,174
Proceeds from sales of biological assets	65,926	568,628
Purchase of property, plant and equipment	(143,081)	(23,255)
(Increase) in biological assets	(3,496,018)	(3,017,986)

Net cash (used in) investing activities	(2,677,577)	(1,889,379)

Cash flows from financing activities
Proceeds from stockholder loans	84,100	302,347
Repayment of stockholder loans	(37,462)	(155,305)

Net cash provided by financing activities	46,638	147,042

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S. $)

	2012	2011

Effect of exchange rate changes on cash	79,115	304,089

Net increase in cash	11,737,653	1,151,557
Cash, beginning of period	16,941,737	5,525,180

Cash, end of period	$28,679,390	$6,676,737

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Notes receivable from sale of biological assets	$-	$9,410,342

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

On January 28, 2011, Trade Link entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holdings, Ltd., (“Value Development”) a British Virgin Islands company, (“BVI”) (ii) Value Development’s stockholders, (iii) Trade Link, and (iv) Trade Link’s principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development and the Value Development stockholders transferred to Trade Link all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of Trade Link’s common stock as set forth in the Exchange Agreement, so that the Value Development stockholders owned 87.80% of Trade Link’s outstanding shares (the “Share Exchange”).

On January 28, 2011, Value Development completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Youliang holds a 38% equity interest in Zhongxian Information.  Pursuant to a VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and services fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

The share exchange transaction constituted a reverse takeover transaction.  Accordingly, reverse takeover accounting was adopted for the preparation of the consolidated financial statements.  As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development and its subsidiaries (the accounting acquirer).  Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and their 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) are under common control.  Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.

Zhongxian Information and Xinhua Cattle are engaged in the acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.  Zhongxian Information was established in China in January 2005 with registered capital of 10 million Renminbi (“RMB”).  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was established in China in December 2005 with registered capital of three million RMB.  Xinhua Cattle had no significant activities and its cost approximated the fair value at the date of acquisition.

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle Industry Co., Ltd. (“Yulong Cattle”) from Yulong Cattle’s original stockholders for consideration of 9,000,000 shares of the Company’s common stock and cash consideration of $4,396,000.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong Cattle from November 23, 2011, the date of acquisition.  The Company is the primary beneficiary of the VIE and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

The Chinese VIE’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

The unaudited interim consolidated financial statements of the Company as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2013.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	December 31, 2012	June 30, 2012

Balance sheet items, except for stockholders’ equity, as of period end	0.1583	0.1581

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1579	0.1568	0.1584	0.1563

Foreign currency translation adjustments of $100,899 and $130,841 for the three months ended December 31, 2012 and 2011, respectively, and $109,751 and $363,230 for the six months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

Milk sales revenue is recognized when the title to the goods has been passed to the customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to its customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.  Sales commission revenue is recognized on a monthly basis based on monthly sales reports received.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

The Company believes that Jiasheng Consulting’s contractual agreements with Zhongxian Information are in compliance with PRC law and are legally enforceable.  The stockholders of Zhongxian Information are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Zhongxian Information and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Zhongxian Information or its stockholders do not act in the best interests of the Company under the contractual arrangements or any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC.  Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which could make it difficult to exert effective control over Zhongxian Information, and its ability to conduct the Company’s business may be adversely affected.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

Financial instruments include accounts receivable, interest receivable, notes receivable, accrued expenses and other payables and stockholder loans.  As of December 31, 2012 and June 30, 2012, the carrying values of accounts receivable, interest receivable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying value of notes receivable is valued at their net realizable value which approximates the fair value.

Advertising Costs

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the three and six months ended December 31, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2012 and June 30, 2012, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of December 31, 2012 and June 30, 2012.

Prepaid Expenses

Prepaid expenses as of December 31, 2012 mainly represent the prepayments of approximately $332,000 for consulting services and $190,000 for warming. Prepaid expenses as of June 30, 2012 mainly represent the prepayments of approximately $310,000 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $4,155,375 for grassland rental (see Note 8).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three and six months ended December 31, 2012 and 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Biological Assets

Biological assets consist of dairy cows for milking purposes and breeding.

Immature Biological Assets

Immature biological assets are recorded at cost, including acquisition costs, transportation costs, insurance expenses, and feeding costs, incurred in raising the cows.  Once the cow is able to produce milk, the cost of the immature biological asset is transferred to mature biological assets using the weighted average cost method.

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the three months ended December 31, 2012 and 2011, losses of $113,788 and $7,799, respectively, and losses of $114,950 and $7,799 for the six months then ended, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three and six months ended December 31, 2012 and 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At December 31, 2012 and June 30, 2012, undistributed earnings allocated to Zhongxian Information were approximately $63,100,000 and $48,500,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of December 31, 2012 and June 30, 2012, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended December 31, 2012 and 2011.

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
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and six months ended December 31, 2012 and 2011.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2012, the applicable statutory reserve funds are fully funded.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

3.        RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement does not have a significant impact on the Company’s consolidated financial condition or results from operations.

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
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

Cash consideration	$4,396,000
Fair value of 9,000,000 shares of common stock issued	3,060,000

Total consideration transferred	$7,456,000
Cash	$4,405,442
Net working capital other than cash	(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired	13,177,5966
Bargain purchase gain	(5,721,596)

Total consideration transferred	$7,456,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

Pro Forma Results of Operations

The following pro forma results of operations, excluding the bargain purchase gain and related income tax effect, for the three and six months ended December 31, 2011 have been prepared as though the acquisition of Yulong Cattle had occurred as of the earliest period presented.  This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of Yulong Cattle occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

4.        BUSINESS COMBINATION (continued)

Pro Forma Results of Operations (continued)

	Three months ended December 31, 2011	Six months ended December 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$7,188,617	$15,570,328
Cost of goods sold	(2,708,279)	(6,207,308)

Gross profit	4,480,338	9,363,020

Operating expenses	(286,006)	(468,767)
Non-operating income	158,834	443,832

Income before income taxes	4,353,166	9,338,085
Provision for income taxes	866,054	1,737,823

Net income before noncontrolling interests	3,487,112	7,600,262
Noncontrolling interests	(29,918)	(65,475)

Net income attributable to common stockholders	$3,457,194	$7,534,787

Net income per share, basic and diluted	$0.07	$0.15

Weighted average shares outstanding, basic and diluted	50,100,000	50,100,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	December 31, 2012	June 30, 2012

Machinery and equipment	$407,465	$404,397
Automobiles	102,507	102,378
Building and building improvements	4,137,665	3,991,729

	4,647,637	4,498,504
Less: accumulated depreciation	(800,010)	(668,862)

Property, plant and equipment, net	$3,847,627	$3,829,642

Depreciation expense charged to operations for the three months ended December 31, 2012 and 2011 was $74,587 and $45,317, respectively, and was $130,384 and $71,043 for the six months then ended, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

6.    BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31, 2012	June 30, 2012

Immature biological assets	$13,809,102	$11,273,302
Mature biological assets	10,629,005	9,818,825

	24,438,107	21,092,127
Less: accumulated depreciation	(1,714,141)	(1,078,887)

Biological assets, net	$22,723,966	$20,013,240

Depreciation expense for three months ended December 31, 2012 and 2011 was $347,085 and $244,535, respectively, and was $635,158 and $413,300 for the six months then ended, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

7.   NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal and interest for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk.  During the three months ended December 31, 2012 and 2011, the Company received principal and interest payments of $691,111 and $938,678, respectively, and $1,266,650 and $1,068,852 for the six months then ended, respectively. Commission income for the three months ended December 31, 2012 and 2011, was $3,011,439 and $2,333,918, respectively, and $5,674,314 and $3,145,394 for the six months then ended, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of December 31, 2012 and June 30, 2012. The related commission receivable of $1,077,110 and $1,074,507 at December 31, 2012 and June 30, 2012, respectively, is included in accounts receivable in the consolidated balance sheets.  Commission income for the three months ended December 31, 2012 and 2011, was $3,224,415 and $2,441,356, respectively, and was $6,474,980 and $3,745,153 for the six months then ended, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

7.   NOTES RECEIVABLE (continued)

Notes receivable consists of the following:

	December 31, 2012	June 30, 2012

Notes receivable	$8,852,781	$9,804,645
Less: discount for interest	(296,493)	(365,268)

	8,556,288	9,439,377
Less: current portion	(1,804,546)	(1,787,798)

Non-current portion	$6,751,742	$7,651,579

Future maturities of notes receivable as of December 31, 2012 are as follows:

Year Ending June 30,	Annual Amount

2013	$1,804,000
2014	1,835,000
2015	1,870,000
2016	1,718,000
2017	640,000
Thereafter	689,000

$8,556,000

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

8.   LEASES

The Company leased one of its offices from an unrelated third party at a monthly rental of approximately $1,100 under an operating lease, which expired in May 2010.  The Company had a verbal agreement with the landlord to continue to use the office at no cost until September 30, 2011.  On September 12, 2011, the Company entered into a lease agreement with the landlord to continue the operating lease with a monthly rental of $2,369, which expired on September 30, 2012 and was not renewed.  The lease required the Company to prepay one year’s rental.  The related prepayment of approximately $7,100 at June 30, 2012 was fully expensed as of September 30, 2012.

The Company leases another office at no cost from an unrelated third party.  On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015.  The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company.  The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost for the period from December 2, 2005 to December 1, 2015.

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with a municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB30,000,000 (US$4,686,000).  The related prepayment of $4,155,375 and $4,387,275 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2012 and June 30, 2012, respectively.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

Prepaid land lease at December 31, 2012 consists of the following:

Prepaid land lease	$4,155,375
Less: current portion	(474,900)

Non-current portion	$3,680,475

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

9.  RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which is non-interest bearing.  The loans of $291,573 and $241,612 as of December 31, 2012 and June 30, 2012, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.FAIR VALUE MEASUREMENTS

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets or liabilities that are required to be presented at fair value.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

11.INCOME TAXES

The provision for income taxes consisted of the following for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Current	$-	$-	$-	$-
Deferred	1,764,705	2,285,554	3,598,129	3,157,323

	$1,764,705	$2,285,554	$3,598,129	$3,157,323

The following table reconciles the effective income tax rates with the statutory rates for the three months ended December 31:

	2012	2011

As calculated at the statutory rate	25.00%	25.00%
Other	(0.09%)	(0.10%)

Effective income tax rate	24.91%	24.90%

The following table reconciles the effective income tax rates with the statutory rates for the six months ended December 31:

	2012	2011

As calculated at the statutory rate	25.00%	25.00%
Other	0.72%	(0.14%)

Effective income tax rate	25.72%	24.86%

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2012 AND 2011 (UNAUDITED)

11.INCOME TAXES (continued)

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

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2012	June 30, 2012

Net operating loss carryforwards	$260,817	$242,370
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(15,763,187)	(12,132,033)

Net deferred tax (liabilities)	$(16,932,769)	$(13,320,062)

12.CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers for the sale of milk accounted for approximately 100% of milk sales for the three and six months ended December 31, 2012 and accounted for approximately 93% and 82% of milk sales for the three and six months ended December 31, 2011, respectively.   The same five customers also accounted for approximately 72% and 69% of accounts receivable at December 31, 2012 and June 30, 2012, respectively.

Thirty nine farmers accounted for the notes receivable at December 31, 2012 and June 30, 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of operations and financial condition of the Company for the quarters ended December 31, 2012 and 2011. Such discussion and analysis should be read in conjunction with our interim consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 149 tons (approximately 4,731gallons) per day. We also have 39 exclusive individual partners with an aggregate fresh milk production capacity of approximately 245 tons per day. We have seven major customers, two of which are the leading dairy companies in China.

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

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi or $1,206,800 US Dollars.  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580 US Dollars. Xinhua Cattle is located in QiQihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breading and fresh milk distribution.

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle in exchange for (i) issuance of 9,000,000 shares of our common stock, and a (ii) cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, in northeast China, is a livestock company that engages in cow breeding and fresh milk distribution, and primarily generates its revenue from the sale of fresh milk.

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

Recent Development

Bulk sales of milk cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows is included in notes receivable in the accompanying consolidated balance sheets as of December 31, 2012 and June 30, 2012.  In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011.  By the end of December 31, 2012, we had 14,772 cows, among which, 10,017 cows continue to be fed by local farmers, 400 cows are maintained by our variable interest entity Xinhua Cattle, and 4,355 cows are maintained by Yulong Cattle.

Starting the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from $36 to $44 for baby cows, $44 to $55 for pre-adult cows, $48 to $60 for young cows, and $71 to $86 for milk cows, respectively. This was the main reason we disposed of a large number of our cows and rented the grassland. This new business model provides us with a new revenue stream for which we incur relatively low direct costs, as the milk production is entirely the responsibility of the local farmers.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

☐           Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe the demand of raw fresh milk will be increasing rapidly.

☐           Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of the cows by 4,355 and improved our production capacity by approximately 98 tons per day. We had a total of 14,772 cows by the end of December 31, 2012.

☐           Raw Material Supply and Prices. The per unit costs of fresh raw milk are affected by the price volatility of raw material and feeding expenses in the China markets.  In response to the increase of costs, we leased the 16,666,750 square meters grassland in October 2011. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information. Financial information is presented for the quarters ended December 31, 2012 and 2011.

Comparison of Three Month Periods Ended December 31, 2012 and 2011

The following table sets forth certain information regarding our results of operations for the three months ended December 31, 2012 and 2011.

	For the three months ended December 31,
			Change
	2012	2011	Amount	%
Revenue	11,302,842	5,122,354	6,180,488	121%
Cost of goods sold	4,136,219	1,561,130	2,575,089	165%
Gross profit	7,166,623	3,561,224	3,605,399	101%
Operating expenses	281,689	252,659	29,030	11%
Operating income/(loss)	6,884,934	3,308,565	3,576,369	108%
Other income and expenses	200,610	5,868,978	(5,668,368)	(97%)
Income before income tax	7,085,544	9,177,543	(2,091,999)	(23%)
Provision for income tax	1,764,705	2,285,554	(520,849)	(23%)
Net income before noncontrolling interests	5,320,839	6,891,989	(1,571,150)	(23%)
Noncontrolling interests	48,368	29,918	18,450	62%
Net income attributable to controlling interests	5,272,471	6,862,071	(1,589,600)	(23%)

Revenues

The revenue was primarily generated from sales of natural milk and commission on natural milk sales by famers to whom we sold cows. We had total revenues of $11,302,842 for the three months ended December 31, 2012, an increase of $6,180,488 or 121%, compared to $5,122,354 for the three months ended December 31, 2011. Although the changes to our business operating activities lead to the decrease in revenue of Xinhua Cattle, the successful acquisition of Yulong Cattle in November 2011 led to an increase in total revenue. The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended December 31,
			Change
	2012	2011	Amount	%
Sales of natural milk	$8,078,427	$2,680,998	$5,397,429	201%
Sales commission	3,224,415	2,441,356	783,059	32%
Total revenue	$11,302,842	$5,122,354	$6,180,488	121%

For the three months ended December 31, 2012, our revenue generated from natural milk sales was $8,078,427 which represented an increase of $5,397,429 or 201% compared to $2,680,998 for the three months ended December 31, 2011. There were two main reasons for the increase in revenue. First, the Yulong Cattle acquisition has significantly increased our revenue. Second, the sales price of milk increased significantly. The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the three months ended December 31,
			Change
	2012	2011	Amount	%
Sales of natural milk	$8,078,427	$2,680,998	$5,397,429	201%
Average number of milk cows	6,585	2,657	3,928	148%
Revenue per milk cow	$1,227	$1,009	$218	22%

The revenue per milk cow increased to $1,227 for the three months ended December 31, 2012 from $1,009 for the three months ended December 31, 2011, an increase of $218 or 22%. Three reasons led to the increase in revenue per milk cow. First, the sales price increased to $0.55 per kg for the three months ended December 31, 2012 from $0.43 per kg for Yulong Cattle, an increase of approximately $0.12 or 28%.  The sales price increased to $0.56 per kg for Xinhua Cattle for the three months ended December 31, 2012 from $0.46 per kg, an increase of approximately $0.10 or 21% for Xinhua Cattle, respectively. Second, we disposed of inferior domestic cows and kept superior imported Holstein cows which are still fed by Xinhua Cattle.  Third, the addition of the milk cows owned by Yulong Cattle and the sale of our previously owned milk cows brought down the average age of our mix of milk cows.

The increase in total revenue was also driven by the increase in sales commission from the local farmers. The sales commission from local farmers increased by $783,059 or 32% to $3,224,415 from $2,441,356 for the three months ended December 31, 2012, which has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Our operating activities started to change since the quarter ended June 30, 2011 which resulted in reduced direct costs, primarily attributing to decrease in feeding food costs because of the shift of milk production and distribution responsibility from us to local farmers. The change in our operating activities has resulted in a marked improvement in our margins.  For the three months ended December 31, 2012, our cost of goods sold increased to $4,136,219 which represented an increase of $2,575,089 or 165% compared to $1,561,130 for the three months ended December 31, 2011. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the three months ended December 31,
			Change
	2012	2011	Amount	%
Cost of goods sold	$4,136,219	$1,561,130	$2,575,089	165%
Average number of milk cows	6,585	2,657	3,928	148%
Cost per milk cow	$628	$588	$41	7%

The increase in cost per milk cow for the three months ended December 31, 2012 continued to be primarily driven by the factors below:

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

Gross profit margin

Our gross profit margin decreased to 63% for the three months ended December 31, 2012 from 69% for the three months ended December 31, 2011, primarily due to the effect of Yulong Cattle’s  lower gross profit ratio on different reporting periods. For the six months ended Dec 31, 2012, Yulong Cattle’s financial performance was consolidated into the Company’s combined financial statement for the entire period as compared to the six months ended Dec 31, 2011 where Yulong Cattle’s financial performance was consolidated only for the period from November 24, 2011 to December 31, 2011.  . The gross profit margin from natural milk sales increased to 49% from 42% due to the increase in sales price with stable raw materials and feeding expenses.

Operating expenses

Our operating expenses increased to $281,689 for the three months ended December 31, 2012 from $252,659 for the three months ended December 31, 2011. It increased by $29,030 or 11%. The main operating expenses consist of human resources, depreciation, professional fees for filings required by U.S. securities laws, consulting expenses to a Chinese financial advisory company and business taxes, etc. Due to the new revenue stream introduced, we incurred $179,991 and $136,435 in business tax for the three months ended December 31, 2012 and 2011, respectively. We classified it as a selling expense which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $6,884,934 for the three months ended December 31, 2012, representing an increase of $3,576,369, as compared to operating income of $3,308,565 for the three month period ended December 31, 2011.

Non-operating income

Non operating income consists primarily of interest income of $169,190 charged on the outstanding notes receivable from the farmers for the three months ended December 31, 2012. For the three months ended December 31, 2012, we also received a governmental subsidy of $118,800 and booked it as non operating income. Due to the cold weather this winter, the loss from the disposal of biological properties was $87,380 for the three months ended December 31, 2012. For the three months ended December 31, 2011, a bargain purchase gain of $5,721,596 was generated from the acquisition of Yulong Cattle. The reason for such a large gain was because our share price was reduced significantly ($0.34 as of November 23, 2011) when we signed the formal acquisition agreement with the original shareholders of Yulong Cattle. For the three months ended December 31, 2011, the other non operating income consists primarily of the annual interest income of $199,545 we charged on the outstanding notes receivable from the farmers. For the three months ended December 31, 2011, we also have a non-operating loss of $56,165 from disposal of our biological assets.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Heilongjiang Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $1,764,705 and $2,285,554 for the three months ended December 31, 2012 and 2011 respectively, primarily representing the enterprise income tax on the income of Heilongjiang Zhongxian Information. Net income before noncontrolling interests was $5,320,839 and $6,891,989 for the three months ended December 31, 2012 and 2011 respectively, which represented an decrease in $1,571,150 or 23%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the minority interest shareholder was $48,368 and $29,918 for the three months ended December 31, 2012 and 2011, respectively. Our net income attributable to the common stockholders of the Company was $5,272,471 representing $0.10 per share and $6,862,071 representing $0.15 per share for the three months ended December 31, 2012 and 2011, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended December 31, 2012 and 2011, foreign currency translation adjustments of $100,899 and $130,841, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Comparison of Six Month Periods Ended December 31, 2012 and 2011

The following table sets forth certain information regarding our results of operations for the six months ended December 31, 2012 and 2011.

	For the six months ended December 31,
			Change
	2012	2011	Amount	%
Revenue	22,220,755	10,098,280	12,122,475	120%
Cost of goods sold	8,032,651	3,161,814	4,870,837	154%
Gross profit	14,188,104	6,936,466	7,251,638	105%
Operating expenses	571,119	390,267	180,852	46%
Operating income/(loss)	13,616,985	6,546,199	7,070,786	108%
Other income and expenses	374,311	6,153,975	(5,779,664)	(94%)
Income before income tax	13,991,296	12,700,174	1,291,122	10%
Provision for income tax	3,598,129	3,157,323	440,806	14%
Net income before noncontrolling interests	10,393,167	9,542,851	850,316	9%
Noncontrolling interests	102,314	65,475	36,839	56%
Net income attributable to controlling interests	10,290,853	9,477,376	813,477	9%

Revenues

The revenue was primarily generated from sales of natural milk and natural milk sales commission from farmers to which we sold cows. We had total revenues of $22,220,755 for the six months ended December 31, 2012, an increase of $12,122,475 or 120%, compared to $10,098,280 for the six months ended December 31, 2011. Although the changing of our business operating activities led to the decrease in revenue of Xinhua Cattle, the successful acquisition of Yulong Cattle in November 2011 led to an increase in total revenue. For the six months ended December 31, 2012 and 2011, our revenue stream comprised sales of natural milk and sales commission from farmers. The following table shows the different revenue sources:

	For the six months ended December 31,
			Change
	2012	2011	Amount	%
Sales of natural milk	$15,745,775	$6,353,127	$9,392,648	148%
Sales commission	6,474,980	3,745,153	2,729,827	73%
Total revenue	$22,220,755	$10,098,280	$12,122,475	120%

For the six months ended December 31, 2012, our revenue generated from natural milk sales was $15,745,775 which represented an increase of $9,392,648 or 148% compared to $6,353,127 for the six months ended December 31, 2011. There were two main reasons for the increase in revenue. First, the Yulong Cattle acquisition has significantly increased our revenue. Second, the sales price of milk was significantly increased. The following table sets forth certain information regarding the number of milk cows and the revenue per cow:

	For the six months ended December 31,
			Change
	2012	2011	Amount	%
Sales of natual milk	$15,745,775	$6,353,127	$9,392,648	148%
Average number of milk cows	6,446	3,585	2,861	80%
Revenue per milk cow	$2,443	$1,772	$671	38%

The revenue per milk cow increased to $2,443 for the six months ended December 31, 2012 from $1,772for the six months ended December 31, 2011, an increase of $671 or 38%. Three reasons led to the increase in revenue per milk cow. First, the average sales price was increased to $0.55 per kg for the six months ended December 31, 2012 from $0.41 per kg for Yulong Cattle and $0.42 per kg for Xinhua Cattle, an increase of approximately $0.14 or 34% for Yulong Cattle and $0.14 or 30% for Xinhua Cattle, respectively. Second, we disposed of inferior domestic cows and kept superior imported Holstein cows which are still fed by Xinhua Cattle.  Third, the addition of the milk cows owned by Yulong Cattle and the sale of our previously owned milk cows brought down the average age of our mix of milk cows.

The increase in total revenue was also driven by the increase in sales commission from the local farmers. The sales commission from local farmers increased by $2,729,827 or 73% to $6,474,980 for the 6 months ended December 31, 2012. There were two reasons that caused the increase in commission revenue. First, the sales price of milk delivered by the local farmers increased as previously explained; Second, the 5,635 and 3,787 milk cows sold to the local farmers in August and September 2011, respectively. It has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Our operating activities started to change since the quarter ended June 30, 2011, which resulted in reduced direct costs especially in feeding food costs because the milk production and distribution are now entirely the responsibility of the local farmers. The change in our operating activities to the new program has resulted in a marked improvement in our margins.  For the six months ended December 31, 2012, our cost of goods sold increased to $8,032,651 which represented an increase of $4,870,837 or 154% compared to $3,161,814 for the six months ended December 31, 2011. The following table sets forth certain information regarding the number of milk cows and the cost per cow:

	For the six months ended December 31,
			Change
	2012	2011	Amount	%
Cost of goods sold	$8,032,651	$3,161,814	$4,870,837	154%
Average number of milk cows	6,446	3,585	2,861	80%
Cost per milk cow	$1,246	$882	$364	41%

The increase in cost per milk cow for the six months ended December 31, 2012 continued to be primarily driven by the factors below:

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

Gross profit margin

Our gross profit margin decreased to 64% for the six months ended December 31, 2012 from 69% for the six months ended December 31, 2011, primarily due to the effect of Yulong Cattle’s  lower gross profit ratio on different reporting periods. For the six months ended Dec 31, 2012, Yulong Cattle’s financial performance was consolidated into the Company’s combined financial statement for the entire period as compared to the six months ended Dec 31, 2011 where Yulong Cattle’s financial performance was consolidated only for the period from November 24, 2011 to December 31, 2011.  The gross profit margin from natural milk sales increased to 50% from 49% due to the increase in both selling price partially offset by raw materials and feeding expenses. We believe that the price of the raw materials will keep increasing in the future and that is one of the reasons we disposed of a large number of adult cows.

Operating expenses

Our operating expenses increased to $571,119 for the six months ended December 31, 2012 from $390,267 for the six months ended December 31, 2011, representing an increase of $180,852 or 46%. The main operating expenses consist of human resources, depreciation, professional fees for filings required by U.S. securities laws, consulting expenses to a Chinese financial advisory company and business taxes, etc. Due to the new revenue stream introduced, we incurred $362,599 and $209,729 in business tax for the six months ended December 31, 2012 and 2011, respectively. We classified it as a selling expense which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $13,616,985 for the six months ended December 31, 2012, representing an increase of $7,070,786, as compared to an operating income of $6,546,199 for the six month period ended December 31, 2011.

Non-operating income

Non operating income consists primarily of interest income of $344,053 on the outstanding notes receivable from the farmers for the six months ended December 31, 2012. For the six months ended December 31, 2012, we also received a governmental subsidy of $118,800 as also included in non operating income. Due to the cold weather this winter, the loss from the disposal of biological properties was $88,542 for the six months ended December 31, 2012. For the six months ended December 31, 2011, a bargain purchase gain of $5,721,596 was generated from the acquisition of Yulong Cattle. The other non operating income primarily consists of the interest income of $480,454 on the outstanding notes receivable from the farmers. For the six months ended December 31, 2011, we also have a non-operating loss of $48,075 from disposal of biological properties assets.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $3,598,129 and $3,157,323 for the six months ended December 31, 2012 and 2011 respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $10,393,167 and $9,542,851 for the six months ended December 31, 2012 and 2011 respectively, which represented an increase in $850,316 or 9%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the minority interest shareholder was $102,314 and $65,475 for the six months ended December 31, 2012 and 2011, respectively. Our net income attributable to the common stockholders of the Company was $10,290,853 representing $0.19 per share and $9,477,376 representing $0.22 per share for the six months ended December 31, 2012 and 2011, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended December 31, 2012 and 2011, foreign currency translation adjustments of $109,751 and $363,230, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of December 31, 2012 and June 30, 2012, we had no bank debt but amounts owed to shareholders $291,573 and $241,612, respectively. The amounts due to our stockholders was principally for the professional incurred for listing in U.S stock market from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $28,679,390 and $16,941,737 in cash at December 31, 2012 and June 30, 2012 as well as net working capital of $35,903,255 and $23,384,004, respectively.

During the six months ended December 31, 2012, our operating activities provided $14,289,477 in net cash, compared to $2,589,805 during the six months ended December 31, 2011.  The net cash provided in the six months ended December 31, 2012 was much larger than our net income primarily due to the increase in deferred income tax liabilities of $3,598,129.

Over the long term, our expectation is that we will utilize our capital resources as well as any additional investments that we secure in order to expand our operating activities.  At the present time, however, we are able to operate profitably without any significant additional investment.  Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing; or if available on favorable terms at this time.  Accordingly, our near term plan is to continue the program that we initiated during the past year, utilizing the resources available to us.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Milk sales revenue is recognized when the title to the goods has been passed to our customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to our customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.  Sales commission revenue is recognized on a monthly basis based on monthly sales reports received from the dairy companies.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: February 14, 2013	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2013	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)