Form 10-Q
period 2013-03-31
China Modern Agricultural Information, Inc.
filed 2013-05-15
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 53,100,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding at May 13, 2013.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

CHINA MODERN AGRICULTURAL
INFORMATION, INC. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Three and Nine Months Ended March 31, 2013 and 2012

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

CONTENTS

PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	1

Consolidated Statements of Income and Other Comprehensive Income	3

Consolidated Statement of Changes in Stockholders’ Equity	6

Consolidated Statements of Cash Flows	7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	9

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND JUNE 30, 2012 (IN U.S. $)

ASSETS	March 31, 2013	June 30, 2012
	(Unaudited)

Current assets
Cash	$23,262,055	$16,941,737
Accounts receivable	4,029,301	3,497,609
Inventories	413,608	309,603
Prepaid expenses	324,057	333,560
Prepaid land lease, current portion	722,895	474,300
Interest receivable	404,020	490,928
Notes receivable, current portion	1,822,090	1,787,798

Total current assets	30,978,026	23,835,535

Property, plant and equipment	4,674,443	4,498,504
Less: accumulated depreciation	(879,345)	(668,862)

Property, plant and equipment, net	3,795,098	3,829,642

Other assets
Notes receivable	6,332,785	7,651,579
Prepaid land lease	15,581,031	3,912,975
Biological assets, net	24,234,263	20,013,240

Total other assets	46,148,079	31,577,794

TOTAL ASSETS	$80,921,203	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND JUNE 30, 2012 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2013	June 30, 2012
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$243,758	$209,919
Stockholder loans	328,844	241,612

Total current liabilities	572,602	451,531

Deferred income taxes	18,782,724	13,320,062

Total liabilities	19,355,326	13,771,593

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	51,810,152	36,406,040
Statutory reserve fund	791,180	670,357
Other comprehensive income	2,486,692	2,069,285

Sub-total	60,992,294	45,049,952

Noncontrolling interests	573,583	421,426

Total stockholders’ equity	61,565,877	45,471,378

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,921,203	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenues
Milk sales	$8,419,547	$6,425,656	$24,165,322	$12,778,783
Sales commission	3,078,318	2,980,377	9,553,298	6,725,530

Total revenues	11,497,865	9,406,033	33,718,620	19,504,313
Cost of goods sold	(4,326,146)	(3,360,430)	(12,358,797)	(6,522,244)

Gross profit	7,171,719	6,045,603	21,359,823	12,982,069

Operating expenses
Selling and marketing	193,053	188,529	598,592	413,296
General and administrative	102,582	102,015	268,162	267,515

Total operating expenses	295,635	290,544	866,754	680,811

Operating income	6,876,084	5,755,059	20,493,069	12,301,258

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Other income and expenses
Bargain purchase gain	-	-	-	5,721,596
Other non-operating income	196,617	294,144	659,470	726,523
Other non-operating (expense)	(37,157)	-	(125,699)	-

Total other income	159,460	294,144	533,771	6,448,119

Income before income taxes	7,035,544	6,049,203	21,026,840	18,749,377
Provision for income taxes	1,751,619	1,444,980	5,349,748	4,602,303

Net income before noncontrolling interests	5,283,925	4,604,223	15,677,092	14,147,074
Noncontrolling interests	(49,843)	(39,050)	(152,157)	(104,525)

Net income attributable to common stockholders	5,234,082	4,565,173	15,524,935	14,042,549

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Other comprehensive income:
Foreign currency translation adjustment	307,656	230,436	417,407	593,666

Total comprehensive income	$5,541,738	$4,795,609	$15,942,342	$14,636,215

Earnings per common share, basic and diluted	$0.10	$0.09	$0.29	0.31

Weighted average shares outstanding, basic and diluted	53,100,000	50,100,000	53,100,000	45,321,818

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2013 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, June 30, 2012	$53,100	$5,851,170	$36,406,040	$670,357	$421,426	$2,069,285	$45,471,378
Net income	-	-	15,524,935	-	152,157	-	15,677,092
Appropriation of statutory reserves	-	-	(120,823)	120,823	-	-	-
Other comprehensive income	-	-	-	-	-	417,407	417,407
Balance, March 31, 2013 (unaudited)	$53,100	$5,851,170	$51,810,152	$791,180	$573,583	$2,486,692	$61,565,877

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S. $)

	2013	2012

Cash flows from operating activities
Net income before noncontrolling interests	$15,677,092	$14,147,074
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,203,717	822,961
Deferred income taxes	5,349,748	4,602,303
Loss (gain) from sale of biological assets	153,678	(145,711)
Bargain purchase gain	-	(5,721,596)
Change in operating assets and liabilities
(Increase) in accounts receivable	(531,692)	(46,041)
(Increase) decrease in inventories	(104,005)	97,999
Decrease (increase) in prepaid expenses	9,503	(118,034)
(Increase) in prepaid land lease	(11,916,651)	(4,624,425)
Decrease (increase) in interest receivable	86,908	(402,464)
(Decrease) in accounts payable	-	(42,954)
Increase in accrued expenses and other payables	33,839	24,525

Net cash provided by operating activities	9,962,137	8,593,637

Cash flows from investing activities
Acquisition of Yulong	-	9,442
Collection of notes receivable	1,345,090	1,120,390
Proceeds from sales of biological assets	74,558	550,537
Purchase of property, plant and equipment	(144,096)	(2,824)
(Increase) in biological assets	(5,311,541)	(4,607,857)

Net cash (used in) investing activities	(4,035,989)	(2,930,312)

Cash flows from financing activities
VIE distribution	-	(3,138)
Proceeds from stockholder loans	119,686	372,537
Repayment of stockholder loans	(37,509)	(470,047)

Net cash provided by (used in) financing activities	82,177	(100,648)

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S. $)

	2013	2012

Effect of exchange rate changes on cash	311,993	398,273

Net increase in cash	6,320,318	5,960,950
Cash, beginning of period	16,941,737	5,525,180

Cash, end of period	$23,262,055	$11,486,130

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Notes receivable from sale of biological assets	$-	$9,410,342

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Reporting Entity and Basis of Accounting and Presentation (continued)

Zhongxian Information and its subsidiaries (collectively, the “Chinese VIE”) have no assets that are collateral for or restricted solely to settle their obligations.  The creditors of the Chinese VIE and its subsidiaries do not have recourse to the Company’s general credit.  Because Value Development, Value Development Group Limited, Jiasheng Consulting are established for the sole purpose of holding ownership interest and do not have any operations, the financial statement amounts and balances are those of the Chinese VIE and its subsidiaries.

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

The unaudited interim consolidated financial statements of the Company as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2013.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	March 31, 2012	June 30, 2012

Balance sheet items, except for stockholders’ equity, as of period end	0.1592	0.1581

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1591	0.1581	0.1586	0.1569

Foreign currency translation adjustments of $307,656 and $230,436 for the three months ended March 31, 2013 and 2012, respectively, and $417,407 and $593,666 for the nine months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Advertising Costs

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the three and nine months ended March 31, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Accounts receivable outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses, when necessary, resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at March 31, 2013 and June 30, 2012, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable.

Inventories

Inventories, comprised principally of livestock feed and related livestock items, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of March 31, 2013 and June 30, 2012.

Prepaid Expenses

Prepaid expenses as of March 31, 2013 and June 30 2012 mainly represent the prepayments of approximately $320,000 and approximately $310,000 for consulting services, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Land Lease

All land in the PRC are state-owned and no individual land ownership right exists. The Company acquired the rights to use certain land and the prepayment of such rights are recorded as prepaid land lease and amortized over the use terms of 10 and 50 years in the statements of operations using the straight-line method.  Prepaid land lease represents the prepayment of $16,303,926 for grassland rental (See Note 8).

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

Impairment of Long-lived Assets

The Company follows FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three and nine months ended March 31, 2013 and 2012.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  For the three months ended March 31, 2013 and 2012, losses of $38,583 and $0, respectively, and losses of $153,678 and $7,799 for the nine months then ended, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three and nine months ended March 31, 2013 and 2012.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At March 31, 2013 and June 30, 2012, undistributed earnings allocated to Zhongxian Information were approximately $70,500,000 and $48,500,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of March 31, 2013 and June 30, 2012, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended March 31, 2013 and 2012.

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended March 31, 2013 and 2012.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of March 31, 2013, the applicable statutory reserve funds are fully funded.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

4.            BUSINESS COMBINATION

On November 23, 2011, Zhongxian Information acquired 100% of the equity of Yulong Cattle for consideration of 9,000,000 shares of the Company’s common stock valued at $3,060,000 and cash consideration of RMB28,000,000 (US$4,396,000).

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

Cash consideration	$4,396,000
Fair value of 9,000,000 shares of common stock issued	3,060,000

Total consideration transferred	$7,456,000

Cash	$4,405,442
Net working capital other than cash	(716,733)
Property, plant and equipment	2,528,279
Biological assets	6,960,608

Total net assets acquired	13,177,5966
Bargain purchase gain recognized	(5,721,596)

Total consideration transferred	$7,456,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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

Pro Forma Results of Operations

The following pro forma results of operations, excluding the bargain purchase gain and related income tax effect, for the nine months ended March 31, 2012 have been prepared as though the acquisition of Yulong Cattle had occurred as of the earliest period presented.  This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of Yulong Cattle occurred at the beginning of the period presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

4.            BUSINESS COMBINATION (continued)

Pro Forma Results of Operations (continued)

Nine months ended March 31, 2012
(Unaudited)

Revenues	$24,998,874
Cost of goods sold	(9,579,933)

Gross profit	15,418,941

Operating expenses	(745,643)
Non-operating income	724,221

Income before income taxes	15,397,519
Provision for income taxes	3,177,354

Net income before noncontrolling interests	12,220,165
Noncontrolling interests	(104,525)

Net income attributable to common stockholders	$12,115,640

Net income per share, basic and diluted	$0.24

Weighted average shares outstanding, basic and diluted	50,100,000

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2013	June 30, 2012

Machinery and equipment	$410,163	$404,397
Automobiles	103,090	102,378
Building and building improvements	4,161,190	3,991,729

	4,674,443	4,498,504
Less: accumulated depreciation	(879,345)	(668,862)

Property, plant and equipment, net	$3,795,098	$3,829,642

Depreciation expense charged to operations for the three months ended March 31, 2013 and 2012 was $74,669 and $70,304, respectively, and $205,053 and $141,347 for the nine months then ended, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

6.            BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31, 2013	June 30, 2012

Immature biological assets	$14,832,332	$11,273,302
Mature biological assets	11,489,893	9,818,825

	26,322,225	21,092,127
Less: accumulated depreciation	(2,087,962)	(1,078,887)

Biological assets, net	$24,234,263	$20,013,240

Depreciation expense for three months ended March 31, 2013 and 2012 was $363,506 and $268,314, respectively, and $998,664 and $681,614 for the nine months then ended, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

7.       NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal and interest for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk.  During the three months ended March 31, 2013 and 2012, the Company received principal and interest payments of $387,887 and $383,729, respectively, and $1,654,537 and $1,452,581 for the nine months then ended, respectively. Commission income for the three months ended March 31, 2013 and 2012, was $2,897,153 and $2,801,269, respectively, and $8,571,467 and $5,957,663 for the nine months then ended, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of March 31, 2013 and June 30, 2012. The related commission receivable of $1,064,762 and $1,074,507 at March 31, 2013 and June 30, 2012, respectively, is included in accounts receivable in the consolidated balance sheets.  Commission income for the three months ended March 31, 2013 and 2012, was $3,078,318 and $2,980,377, respectively, and was $9,553,298 and $6,725,530 for the nine months then ended, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

7.       NOTES RECEIVABLE (continued)

Notes receivable are as follows:

	March 31, 2013	June 30, 2012

Notes receivable	$8,418,239	$9,804,645
Less: discount for interest	(263,364)	(365,268)

	8,154,875	9,439,377
Less: current portion	(1,822,090)	(1,787,798)

Non-current portion	$6,332,785	$7,651,579

Future maturities of notes receivable as of March 31, 2013 are approximately as follows:

Year Ending June 30,	Annual Amount

2013	$450,000
2014	1,829,000
2015	1,862,000
2016	1,900,000
2017	878,000
Thereafter	1,235,000

$8,154,000

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
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

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

On October 9, 2011, the Company entered into a lease agreement, effective from October 9, 2011 to October 8, 2021, with a municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB30,000,000 (US$4,686,000).  The related prepayment of $4,059,600 and $4,387,275 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2013 and June 30, 2012, respectively.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, effective from March 1, 2013 to February 28, 2063. The Company recorded the payment of RMB77,040,000 (US$12,265,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The related prepayment of $12,244,326 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2013. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

8.       LEASES (continued)

Prepaid land lease at March 31, 2013 consists of the following:

Prepaid land lease	$16,303,926
Less: current portion	(722,895)

Non-current portion	$15,581,031

9.       RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which is non-interest bearing.  The loans of $328,844 and $241,612 as of March 31, 2013 and June 30, 2012, respectively, are reflected as stockholder loans in the consolidated balance sheets.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

10.     FAIR VALUE MEASUREMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of March 31, 2013 and June 30, 2012, none of the assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, interest receivable, accrued expenses and other payables and stockholders loans approximated their fair values due to the short maturity of these financial instruments.  The carrying value of notes receivable is valued at their net realizable value which approximates the fair value.  There were no changes in methods or assumptions during the periods presented.

11.     INCOME TAXES

The provision for income taxes consisted of the following for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Current	$-	$-	$-	$-
Deferred	1,751,619	1,444,980	5,349,748	4,602,303

	$1,751,619	$1,444,980	$5,349,748	$4,602,303

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

11.     INCOME TAXES (continued)

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	2013	2012

As calculated at the statutory rate	25.00%	25.00%
Other	(0.10%)	(1.11%)

Effective income tax rate	24.90%	23.89%

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended March 31:

	2013	2012

As calculated at the statutory rate	25.00%	25.00%
Other	0.44%	(0.45%)

Effective income tax rate	25.44%	24.55%

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2013 AND 2012 (UNAUDITED)

11.     INCOME TAXES (continued)

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2013	June 30, 2012

Net operating loss carryforwards	$269,290	$242,370
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(17,621,615)	(12,132,033)

Net deferred tax (liabilities)	$(18,782,724)	$(13,320,062)

The Company’s tax filings are subject to examination by the tax authorities.  The tax years 2010 to 2012 remain open to examination by tax authorities in the United States and PRC.

12.     CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers for the sale of milk accounted for approximately 100% of milk sales for the three and nine months ended March 31, 2013 and accounted for approximately 100% and 91% of milk sales for the three and nine months ended March 31, 2012, respectively.   The same five customers also accounted for approximately 74% and 69% of accounts receivable at March 31, 2013 and June 30, 2012, respectively.

Thirty nine farmers accounted for the notes receivable at March 31, 2013 and June 30, 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2013 and 2012. Such discussion and analysis should be read in conjunction with our interim consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of natural fresh milk in China. We have two operating entities with an aggregate natural fresh milk production capacity of approximately 149 tons (approximately 4,731gallons) per day. We also have 39 exclusive individual partners with an aggregate natural fresh milk production capacity of approximately 245 tons per day. We have five major customers, one of which is the leading dairy company in China.

We were incorporated on December 22, 2008 under the laws of the State of Nevada.  We were formerly known as Trade Link Wholesalers Inc. (“Trade Link”). On April 4, 2011, Trade Link filed a Certificate of Amendment to its Certificate of Incorporation with the State of Nevada and changed the Company’s name from to “China Modern Agricultural Information, Inc.”

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

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting.  Jiasheng Consulting entered into a series of agreements (the “Contractual Arrangements”) with Zhongxian Information, Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% of equity interest in Zhongxian Information, and Mr. Youliang Wang, our Chief Executive Officer and holder of 38% of equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.  The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in that certain equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of RMB 10,000,000 Yuan or USD $1,206,800.  In February 2006, Zhongxian Information acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of RMB 3,000,000 Yuan or USD $371,580. Xinhua Cattle, located in QiQihar, Heilongjiang Province of northeast China, is a livestock company that engages in milk cow breading and natural fresh milk distribution.

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle in exchange for (i) issuance of 9,000,000 shares of our common stock, and (ii) a cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, in northeast China, is a livestock company that engages in milk cow breeding and natural fresh milk distribution, and primarily generates its revenue from the sale of natural fresh milk.

Change in Business Model

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows is included in notes receivable in the accompanying consolidated balance sheets as of March 31, 2013 and June 30, 2012.

In addition to monthly installments for the purchase price of the milk cows sold, these local farmers who bought our milk cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their natural fresh milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly natural fresh milk sales generated by the milk cows sold. The 30% monthly payments represent the monthly installments for the purchase price of milk cows sold and commissions for our assistance in arranging for the sale of the natural fresh milk. We also entered into agreements with local farmers for a 30% commission of their monthly natural fresh milk sales generated by the milk cows sold in June 2011.

By the end of March 31, 2013, we had 15,247 milk cows, among which, 10,391 milk cows continue to be fed by local farmers, 400 milk cows are maintained by our variable interest entity Xinhua Cattle, and 4,456 milk cows are maintained by Yulong Cattle.

Starting the quarter ended September 30, 2011, the food costs for feeding milk cows increased significantly. The food costs paid to the farmers for feeding milk cows per month increased from $36 to $44 for baby milk cows, $44 to $55 for pre-adult milk cows, $48 to $60 for young milk cows, and $71 to $86 for milk cows, respectively. This was the main reason we disposed of a large number of our milk cows and rented the grassland. This new business model provides us with a new revenue stream for which we incur relatively low direct costs, as the natural fresh milk production is entirely the responsibility of the local farmers.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

•
Dairy Industry Growth. We believe the dairy product market in China will continue to grow, driven by China’s economic growth, improved living quality and increased penetration of infant formula. We believe the demand for natural fresh milk will grow along with the entire dairy product market.

•
Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by variety, aging and number of adult milk cows. As an effort o increase our production capacity, we acquired Yulong Cattle in November 2011 which increased of the number of our milk cows by 4,456 and improved our production capacity by approximately 98 tons per day. We had a total of 15,247 milk cows by the end of March 31, 2013.

•
Raw Material Supply and Prices. The per-unit cost of natural fresh milk is affected by the price volatility of raw material and feeding expenses in the market in China.  In response to the increased costs of feeding materials, in September 2011 we acquired the right to use a piece of grassland of 16,666,750 square meters for a one-year term until September 2012, and in February 2013 we acquired the right to use a different piece of grassland of 427,572 square meters for a 50-year term commencing March 1, 2013. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information. Financial information is presented for the quarters ended March 31, 2013 and 2012.

Comparison of Three Month Periods Ended March 31, 2013 and 2012

The following table sets forth certain information regarding our results of operations for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
			Change
	2013	2012	Amount	%
Revenue	$11,497,865	$9,406,033	$2,091,832	22%
Cost of goods sold	4,326,146	3,360,430	965,716	29%
Gross profit	7,171,719	6,045,603	1,126,116	19%
Operating expenses	295,635	290,544	5,091	2%
Operating income/(loss)	6,876,084	5,755,059	1,121,025	19%
Other income and expenses	159,460	294,144	(134,684)	(46%)
Income before income tax	7,035,544	6,049,203	986,341	16%
Provision for income tax	1,751,619	1,444,980	306,639	21%
Net income before noncontrolling interests	5,283,925	4,604,223	679,702	15%
Noncontrolling interests	49,843	39,050	10,793	28%
Net income attributable to controlling interests	$5,234,082	$4,565,173	$668,909	15%

Revenues

The revenue was primarily generated from sales of natural fresh milk and commission on natural fresh milk sales by famers to whom we sold milk cows. We had total revenues of $11,497,865 for the three months ended March 31, 2013, an increase of $2,091,832 or 22%, compared to $9,406,033 for the three months ended March 31, 2012. Although the change in our business model as described above led to the decrease in revenue of Xinhua Cattle, the successful acquisition of Yulong Cattle in November 2011 led to an increase in total revenue. The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended March 31,
			Change
	2013	2012	Amount	%
Sales of natural fresh milk	$8,419,547	$6,425,656	$1,993,891	31%
Sales commission	3,078,318	2,980,377	97,941	3%
Total revenue	$11,497,865	$9,406,033	$2,091,832	22%

For the three months ended March 31, 2013, our revenue generated from natural fresh milk sales was $8,419,547 which represented an increase of $1,993,891 or 31% compared to $6,425,656 for the three months ended March 31, 2012. The increase was primary contributed by the increase in the number of our milk cows.  The following table sets forth information regarding the number of milk cows and the revenue per milk cow:

	For the three months ended March 31,
			Change
	2013	2012	Amount	%
Sales of natural fresh milk	$8,419,547	$6,425,656	$1,993,891	31%
Average number of milk cows	7,035	5,436	1,599	29%
Revenue from per milk cow	$1,197	$1,182	$15	1%

The revenue per milk cow increased to $1,197 for the three months ended March 31, 2013 from $1,182 for the three months ended December 31, 2012, an increase of $15 or 1%.

The increase in total revenue was also driven by the increase in sales commission from the local farmers. The sales commission from local farmers, which has become one of our main revenue streams, increased by $97,941 or 3% to $3,078,318 from $2,980,377 for the three months ended March 31, 2013.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead including labor costs, depreciation, water and electricity, etc. The change of business model starting the quarter ended June 30, 2011 has resulted in reduced direct costs, a result of the decreased feeding food costs accompanying the shift of natural fresh milk production and distribution responsibility from us to local farmers, and further resulted in a marked improvement in our margins.

For the three months ended March 31, 2013, our cost of goods sold increased to $4,326,146 which represented an increase of $965,716 or 29% compared to $3,360,430 for the three months ended March 31, 2012. The following table sets forth certain information regarding the number of milk cows and the cost per milk cow:

	For the three months ended March 31,
			Change
	2013	2012	Amount	%
Cost of goods sold	$4,326,146	$3,360,430	$965,716	29%
Average number of milk cows	7,035	5,436	1,599	29%
Cost per milk cow	$615	$618	$(3)	(1%)

The cost per milk cow remains stable for the three months ended March 31, 2013 and three months ended March 31, 2012.

Gross profit margin

Our gross profit margin decreased to 62% for the three months ended March 31, 2013 from 64% for the three months ended December 31, 2012.

Operating expenses

Our operating expenses increased to $295,635 for the three months ended March 31, 2013 from $290,544 for the three months ended March 31, 2012, which represented an increase of $5,091 or 2%. Our main operating expenses consist of human resources, depreciation, professional fees for filings required by U.S. securities laws, consulting expenses to a Chinese financial advisory company and business taxes, etc. Due to the new revenue stream introduced, we incurred $172,470 and $167,684 in business tax for the three months ended March 31, 2013 and 2012, respectively. We classified it as a selling expense which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $6,876,084 for the three months ended March 31, 2013, representing an increase of $1,121,025 or 19.5%, as compared to operating income of $5,755,059 for the three month period ended March 31, 2012.

Non-operating income

Non operating income consists primarily of interest income of $162,573 charged on the outstanding notes receivable from the farmers for the three months ended March 31, 2013. For the nine months ended March 31, 2013, our non-operating income included a governmental subsidy of $7,955.. Due to the cold weather this winter, the loss from the disposal of biological properties was $37,157 for the three months ended March 31, 2013. In comparison, for the three months ended March 31, 2012, the other non operating income consists primarily of the annual interest income of $193,594 we charged on the outstanding notes receivable from the farmers.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25%. The provision for income taxes was $1,751,619 and $1,444,980 for the three months ended March 31, 2013 and 2012, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $5,283,925 and $4,604,223 for the three months ended March 31, 2013 and 2012, respectively, which represented an increase in $679,702 or 15%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the minority interest shareholder was $49,843 and $39,050 for the three months ended March 31, 2013 and 2012, respectively. Our net income attributable to the common stockholders of the Company was $5,234,082 representing $0.10 per share and $4,565,173 representing $0.09 per share for the three months ended March 31, 2013 and 2012, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2013 and 2012, foreign currency translation adjustments of $307,656 and $230,436, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Comparison of Nine Month Periods Ended March 31, 2013 and 2012

The following table sets forth certain information regarding our results of operations for the nine months ended March 31, 2013 and 2012.

	For the nine months ended March 31,
			Change
	2013	2012	Amount	%
Revenue	$33,718,620	$19,504,313	$14,214,307	73%
Cost of goods sold	12,358,797	6,522,244	5,836,553	89%
Gross profit	21,359,823	12,982,069	8,377,754	65%
Operating expenses	866,754	680,811	185,943	27%
Operating income/(loss)	20,493,069	12,301,258	8,191,811	67%
Other income and expenses	533,771	6,448,119	(5,914,348)	(92%)
Income before income tax	21,026,840	18,749,377	2,277,463	12%
Provision for income tax	5,349,748	4,602,303	747,445	16%
Net income before noncontrolling interests	15,677,092	14,147,074	1,530,018	11%
Noncontrolling interests	152,157	104,525	47,632	46%
Net income attributable to controlling interests	$15,524,935	$14,042,549	$1,482,386	11%

Revenues

The revenue was primarily generated from sales of natural fresh milk and natural fresh milk sales commission from farmers to which we sold milk cows. We had total revenues of $33,718,620 for the nine months ended March 31, 2013, an increase of $14,214,307 or 73%, compared to $19,504,313 for the nine months ended March 31, 2012. Although the change in our business model as described above led to the decrease in revenue of Xinhua Cattle, the successful acquisition of Yulong Cattle in November 2011 led to an increase in total revenue. For the nine months ended March 31, 2013 and 2012, our revenue stream comprised sales of natural fresh milk and sales commission from farmers. The following table shows the different revenue sources:

	For the nine months ended March 31,
			Change
	2013	2012	Amount	%
Sales of natural fresh milk	$24,165,322	$12,778,783	$11,386,539	89%
Sales commission	9,553,298	6,725,530	2,827,768	42%
Total revenue	$33,718,620	$19,504,313	$14,214,307	73%

For the nine months ended March 31, 2013, our revenue generated from natural fresh milk sales was $24,165,322 which represented an increase of $11,386,539 or 89% compared to $12,778,783 for the nine months ended March 31, 2012. There were three main reasons for the increase in revenue. First, the Yulong Cattle acquisition has significantly increased our revenue. Second, the sales price of natural fresh milk has significantly increased. Third, the number of adult milk cows in Xinhua increased significantly as well. The following table sets forth certain information regarding the number of milk cows and the revenue per milk cow:

	For the nine months ended March 31,
			Change
	2013	2012	Amount	%
Sales of natural fresh milk	$24,165,322	$12,778,783	$11,386,539	89%
Average number of milk cows	6,642	4,202	2,440	58%
Revenue from per milk cow	$3,638	$3,041	$597	20%

The revenue per milk cow increased to $3,638 for the nine months ended March 31, 2013 from $3,041for the nine months ended March 31, 2012, an increase of $597 or 20%. Three reasons led to the increase in revenue per milk cow. First, the average sales price increased to $0.55 per kg for the nine months ended March 31, 2013 from $0.41 per kg for Yulong Cattle and $0.42 per kg for Xinhua Cattle for the nine months ended March 31, 2012, an increase of approximately $0.14 or 34% for Yulong Cattle and $0.14 or 30% for Xinhua Cattle, respectively. Second, we disposed of inferior domestic milk cows and kept superior imported Holstein milk cows which are still fed by Xinhua Cattle.  Third, the addition of the milk cows owned by Yulong Cattle and the sale of our previously owned milk cows brought down the average age of our mix of milk cows.

The increase in total revenue was also driven by the increase in sales commission from the local farmers. The sales commission from local farmers increased by $2,827,768 or 42% to $9,553,298 for the nine months ended March 31, 2013. There were two reasons that caused the increase in commission revenue. First, the sales price of milk delivered by the local farmers increased as previously explained; Second, the 5,635 and 3,787 milk cows sold to the local farmers in August and September 2011, respectively. It has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead including labor costs, depreciation, water and electricity, etc. The change of business model starting the quarter ended June 30, 2011 has resulted in reduced direct costs, a result of the decreased feeding food costs accompanying the shift of natural fresh milk production and distribution responsibility from us to local farmers, and further resulted in a marked improvement in our margins.
For the nine months ended March 31, 2013, our cost of goods sold increased to $12,358,797 which represented an increase of $5,836,553 or 29% compared to $6,522,244 for the nine months ended March 31, 2012. The following table sets forth certain information regarding the number of milk cows and the cost per milk cow:

	For the nine months ended March 31,
			Change
	2013	2012	Amount	%
Cost of goods sold	$12,358,797	$6,522,244	$5,836,553	89%
Average number of milk cows	6,642	4,202	2,440	58%
Cost per milk cow	$1,861	$1,552	$309	20%

The increase in cost per milk cow for the nine months ended March 31, 2013 continued to be primarily caused by the factors below:

• Increase in the price of raw materials and feeding expenses
• The fixed costs allocated to a small number of adult milk cows caused the increase in unit cost;
• We changed the cost allocation method that more costs were allocated to adult milk cows;
• The auxiliary production costs increased for example, medicine, salary, etc;
• The acquisition of Yulong Cattle caused the increase in unit cost due to their lower gross profit.

Gross profit margin

Our gross profit margin decreased to 63% for the nine months ended March 31, 2013 from 67% for the nine months ended March 31, 2012, primarily due to the effect of Yulong Cattle’s  lower gross profit ratio. For the nine months ended March 31, 2013, Yulong Cattle’s financial performance was consolidated into the Company’s combined financial statement for the entire period as compared to the nine months ended March 31, 2012 where Yulong Cattle’s financial performance was consolidated only for the period from November 24, 2011 to December 31, 2011.  The gross profit margin from natural fresh milk sales remains at approximately 49% for the nine months ended March 31, 2013 and 2012. We believe that the price of the raw materials will keep increasing in the future and that is one of the reasons we disposed of a large number of adult milk cows.

Operating expenses

Our operating expenses increased to $866,754 for the nine months ended March 31, 2013 from $680,811 for the nine months ended March 31, 2012, representing an increase of $185,943 or 27%. The main operating expenses consist of human resources, depreciation, professional fees for filings required by U.S. securities laws, consulting expenses to a Chinese financial advisory company and business taxes, etc. Accompanying the new revenue stream of commissions on fresh natural milk sales by local farmers, we incurred $534,310 and $376,630 in business tax for the nine months ended March 31, 2013 and 2012, respectively. We classified it as a selling expense which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $20,493,069 for the nine months ended March 31, 2013, representing an increase of $8,191,811 or 66.6%, as compared to an operating income of $12,301,258 for the nine month period ended March 31, 2012.

Non-operating income

Non operating income consists primarily of interest income of $506,550 on the outstanding notes receivable from the farmers for the nine months ended March 31, 2013. For the nine months ended March 31, 2013, our non-operating income included a governmental subsidy of $126,880. Due to the cold weather this winter, the loss from the disposal of biological properties was $125,699 for the nine months ended March 31, 2013. In comparison, for the nine months ended March 31, 2012, a bargain purchase gain of $5,721,596 was generated from the acquisition of Yulong Cattle. The other non operating income primarily consists of the interest income of $521,577 on the outstanding notes receivable from the farmers and a governmental subsidy of $109,830.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an enterprise income tax of 25% and files its own tax returns. The provision for income taxes was $5,349,748 and $4,602,303 for the nine months ended March 31, 2013 and 2012, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $15,677,092 and $14,147,074 for the nine months ended March 31, 2013 and 2012 respectively, which represented an increase in $1,530,018 or 11%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the minority interest shareholder was $152,157 and $104,525 for the nine months ended March 31, 2013 and 2012, respectively. Our net income attributable to the common stockholders of the Company was $15,524,935 representing $0.29 per share and $14,042,549 representing $0.31 per share for the nine months ended March 31, 2013, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended March 31, 2013 and 2012, foreign currency translation adjustments of $417,407 and $593,666, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of March 31, 2013 and June 30, 2012, we had $23,262,055 and $16,941,737 in cash at March 31, 2013 and June 30, 2012 as well as net working capital of $30,405,424 and $23,384,004, respectively.

As of March 31, 2013 and June 30, 2012, while we had no bank debt, we owed to our shareholders an amount of $328,844 and $241,612, respectively. The amounts due to our stockholders were principally for the professional fees incurred for listing in U.S stock market and paid from our stockholders’ personal bank accounts due to the restriction of official bank transfers abroad by the Bank of China.

During the nine months ended March 31, 2013, our operating activities provided $9,962,137 in net cash, compared to $8,593,637 during the nine months ended March 31, 2012.  The amount net cash provided in the nine months ended March 31, 2013 was much lower than our net income primarily due to the increase in the prepaid expenses of $11,916,651for the land lease.

Over the long term, it is our expectation to utilize a combination of our existing capital resources and any additional investments to expand our operating activities.  For the period covered by this report, we have financed our operation through cash on hand and cash provided by the operation activities.  Management believes that it is unlikely for us to obtain financing on favorable terms in the current capital market in the United States, if any financing at all.  Accordingly, our near term plan is to continue to fund operation with cash on hand and cash provided by the operation activities.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

10.1
Contract of Assignment of Land Use Right dated February 25, 2013, by and between Shangzhi Yu Long Cattle Co., Ltd. and Villagers’ Committees of Red Banner Village, Shangzhi Town, Shangzhi City [English Translation].

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: May 15, 2013	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)