Form 10-K/A
period 2012-06-30
China Modern Agricultural Information, Inc.
filed 2013-07-09
CIK 1479526

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

Commission file number 000-54510

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

  EXPLANATORY NOTE

China Modern Agriculture Information, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was originally filed on October 11, 2012 (the “Annual Report”), for the sole purpose of making corrections to the section entitled “Critical Accounting Policies and Estimates” under Item 7 of Part III, in response to comments of the Securities and Exchange Commission (the “SEC”) dated June 21, 2013 on the Annual Report.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

This audited consolidated financial statements of the Company for the years ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: July 8, 2013	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: July 8, 2013	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Enjia		July 8, 2013
Liu Enjia	Chairman of the Board of Directors

/s/Wang Youliang	Chief Executive Officer and	July 8, 2013
Wang Youliang	Director

/s/ Shan Yanqin
Shan Yanqin	Director	July 8, 2013

/s/ Liu Yanyan
Liu Yanyan	Chief Financial Officer	July 8, 2013

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