Form 10-K
period 2013-06-30
China Modern Agricultural Information, Inc.
filed 2013-10-09
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 000-54510

China Modern Agricultural Information, Inc.
( Exact name of registrant as specified in its charter)

Nevada	27-2776002
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China	150000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (86) 0451-84800733

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,982,810.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 53,100,000 shares of common stock, par value $0.001 per share, issued and outstanding as of September 27, 2013.

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

Use of Certain Defined Terms

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

PART I

Item 1. Business

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

On January 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holding, a British Virgin Islands company, (ii) Value Development Holding’s shareholders, (iii) us, and (iv) our former principal stockholders. Pursuant to the terms of the Exchange Agreement, Value Development Holding’s shareholders transferred to us all of the shares of Value Development Holding in exchange for the issuance of 35,998,000 shares of our common stock (the “Securities Exchange”). The shares issued to Value Development Holding’s shareholder in the Securities Exchange constituted approximately 87.80% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, Value Development Holding became our wholly owned subsidiary and Value Development Holding’s former principal stockholder became our principal stockholders.

Value Development Holdings was incorporated under the laws of British Virgin Islands on June 24, 2010 to serve as an investment holding company. Value Development Holdings owns 100% of the equity interest of Value Development Group, a company incorporated under the laws of Hong Kong on September 17, 2010. Value Development Group owns 100% of the equity interest of Jiasheng Consulting, a company incorporated under the laws of China on September 15, 2010.

On December 21, 2010, Jiasheng Consulting entered into a series of agreements (the “Contractual Arrangements”) with Zhongxian Information, a company incorporated under the laws of the PRC, and its shareholders, in which Jiasheng Consulting effectively assumed management of the business activities of Zhongxian Information and its 99% owned subsidiary Heilongjiang Xinhua Cattle, and acquired the right to appoint all executives and senior management and the members of the Board of Directors of Zhongxian Information. Zhongxian Information was founded on January 21 2005, and is headquartered in the Limin Development Zone, Harbin, Heilongjiang Province, with registered capital of 10 million RMB or $1,206,800. The Contractual Arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, and an Equity Interest Pledge Agreement, through which Jiasheng Consulting has the right to provide exclusive complete business support and technical and consulting service to Zhongxian Information. Additionally, Zhongxian Information’s shareholders have pledged their rights, titles and equity interest in Zhongxian Information as security for Jiasheng Consulting to collect consulting and services fees provided to Zhongxian Information through an Equity Pledge Agreement. In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the shareholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi or $1,206,800. In February 2006, Zhongxian Information acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580. On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle in exchange for (i) issuance of 9,000,000 shares of our common stock, and (ii) cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, northeast of China, is a livestock company that engages in cow breeding and fresh milk production, and primarily generates its revenue from the sale of fresh milk.

Our current corporate structure is set forth below:

China Modern Agricultural Information, Inc.
Value Development Holdings Limited
Value Development Group Limited
Outside China
Inside China
Liu Zhengxin
Wang Youliang
Contractual Arrangements
Heilongjiang Zhongxian Information Co., Ltd.
Jiasheng Consulting Managerial Co., Ltd.
Contractual Arrangements
99%
Heilongjiang Xinhua Cattle Industry Co. Ltd.
Shangzhi Yulong Cattle Co., Ltd.

Our Business Model

We generate revenues from three sources: fresh milk sales, processing and sales of green organic fertilizer, and assisting local farmers with their fresh milk sale efforts.

Fresh Milk

We exclusively use Holstein cows for our milk production. Holstein cows are well-regarded for their abundant milk production and high quality milk. Our cows currently have an average milking period of 305 days, and produce milk that contains approximately 3.5% fat. Each adult cow produces 6500 to 7500 kilogram annually.

Our farmland is located in the Heilongjiang province which has a humid continental climate. This climate is ideal for the growth of grass, which in turn is essential in the grazing and feeding of our cattle that aids in our breeding of cows and calves, fresh milk production and organic fertilizer production. We maintain strict quality control and testing procedures to ensure our milk products are of high quality. The milk production and quality controls ensure that the milk produced is high in nutrients and active biological substances.

Cow Feeders

Xinhua Cattle outsources over 90% of the cow feeding to local farmers pursuant to a series entrust feeding agreements with the local farmers. Pursuant to these agreements, we pay for the fostering fees and feed costs. In return, the local farmers provide us with the fresh milk produced by the cows.

Pursuant to these entrust feeding agreements, we entrust our cattle to local farmers to assist in a more efficient means to produce fresh milk, as well as manure, used in our production of organic fertilizer. In that regard, we pay a monthly fee to local farmers that correlate to the number of calves, cattle and cows that are placed in their care. Pursuant to the agreements, local farmers are responsible for the feeding and raising of the cattle as well as the fresh milk production. Additionally, these local farmers ensure that each cow produces a minimum of 20 kilogram of milk daily.

We pay a monthly feeding fee to the local farmers of $8.0 per baby cow, $11.1 per pre-adult cow, $15.9 per young cow and $31.8 per adult cow, respectively. We also pay for food costs every month to the local farmers of $45 per baby cow, $56 per pre-adult cow, $60 per young cow, and $86 per adult cow, respectively.

Local farmers are responsible for milk production and are required to timely deliver the milk production daily. All of the raw milk produced by the cattle is owned by us. Additionally, the local farmers are contractually obligated to conduct periodic breeding for the young cattle and cows, at our expense. The breeding is overseen by veterinarians of our choosing. All calves produced by our entrusted cows are our property, and all calve births are overseen by veterinarians of our choosing. All cow waste produced by our entrusted cattle is owned by us. The local farmers are obligated to collect the waste and provide it to us for further processing, and eventual sale as organic fertilizer.

Fresh Milk Customers

Mengniu Dairy (Shagnzhi) Co. Ltd.

Mengniu Dairy (Shagnzhi) Co. Ltd. (“Mengniu”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.45 or $0.55/kilogram. However, the base price is based on the standard of our raw milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Mengniu has signed a two year contractual commitment to continue to purchase raw milk products from us until February 21, 2014.

Mengniu accounted for 58% of all milk sales for the year ended June 30, 2013 and 56% of all milk sales for the year ended June 30, 2012.

Qiqihaer Heshan Dairy Co., Ltd.

Qiqihaer Heshan Dairy Co., Ltd. (“Heshan Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Heshan Dairy has signed a one year contractual commitment to continue to purchase fresh milk products from us until December 31, 2013.

Heshan Dairy accounted for 11% of all our milk sales for the year ended June 30, 2013 and 6% of all our milk sales for the year ended June 30, 2012.

Heilongjiang Longxing Dairy Co., Ltd.

Heilongjiang Longxing Dairy Co., Ltd. (“Longxing Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Longxing Dairy has signed a one year contractual commitment to continue to purchase fresh milk products from us until December 31, 2013.

Longxing Dairy accounted for 11% of all our milk sales for the year ended June 30, 2013 and 11% of all our milk sales for the year ended June 30, 2012.

Heilongjiang Nongken Delong Dairy Co., Ltd.

Heilongjiang Nongken Delong Dairy Co., Ltd. (“Nongken Delong Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Nongken Delong Dairy has signed a one year contractual commitment to continue to purchase fresh milk products from us until December 31, 2013.

Nongken Delong Dairy accounted for 11% of all our milk sales for the year ended June 30, 2013 and 6% of all our milk sales for the year ended June 30, 2012.

Suihua Dongxing Dairy Co., Ltd.

Suihua Dongxing Dairy Co., Ltd. (“Dongxing Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Dongxing Dairy has signed a one year contractual commitment to continue to purchase fresh milk products from us until December 31, 2013.

Dongxing Dairy accounted for 9% of all our milk sales for the year ended June 30, 2013 and 11% of all our milk sales for the year ended June 30, 2012.

Organic Fertilizer

As a by-product of the fresh milk production, we use the resulting manure as a source of additional revenue. We combine the raw material, the manure, with inoculating complex microbial agents, and then ferment the product using biological and chemical processes and microbial fermentation technology, which produces the organic fertilizer.

Our fertilizer product is unique, in that it decomposes slowly, maintains long fertilizing effect and slow nutrient loss. It can effectively promote the proliferation of useful microorganisms and enhance soil fertility, resulting in more abundant crop growth.

Zhongxian Information has formed a livestock business system which integrates fresh milk production and organic fertilizer production for direct sale to suppliers.

The sale of organic fertilizer only makes up a very small amount of our total revenue. We generated USD $38,335 in revenue from our organic fertilizer sales in the year ending June 30, 2013 and USD $49,229 in revenue from our organic fertilizer sales in the year ending on June 30, 2012. Jianfa Bio-Organic Fertilizer Plant was the sole customer for our organic fertilizer products from 2006 to June 2011. Since July 2011, we have been selling our organic fertilizer products to Heilongjiang Soyang Bio Energy Development Ltd.

Sales Commissions

In addition to selling fresh milk to Chinese manufacturing and distribution companies of dairy products, we started to sell our milk cows to local farmer in exchange for monthly payments from the local farmers on their monthly milk sales since June 2011. The monthly payments represent the monthly installments, including interest, for the purchase price of milk cows sold, or a mix of the purchase price and commissions for our assistance in arranging for their milk sales.

Research and Development

We had no expenses on research and development activities during the fiscal years ended June 30, 2013 and 2012.

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
					January 6, 2019

We plan to file for extension with the Trademark Office of the above trademark prior to the expiration date.

Copyright

The Company currently does not own any copyrights. The copyright of Zhongxian Agricultural Economy Network Services System V1.0 and Zhongxian Agricultural Capital Information Services System V1.0 were previously contributed to the Company by its shareholders and have now been reverted back to such shareholders.

Domain Names

Zhongxian Information owns the domain name of www.hljzhongxian.com (Registration No.: Hei ICP Bei 10200342).

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

Employees

We currently have approximately 137 employees of which Zhongxian Information has 20 employees, Xinhua Cattle has 51 employees and Yulong Cattle has 66 employees and all of our employees are full-time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties

Farmland

All land in China is government owned and cannot be sold to any individual or company.

On October 9, 2011, we entered into an operating lease agreement with a municipality of Heilongjiang Province to lease 16,666,750 square meters of grassland effective from October 9, 2011 to October 8, 2021. The rent of $4,686,000 was fully paid on October 14, 2011. Pursuant to the lease agreement, we have the right to occupy, use and transfer during the lease term.

The Company had arrangements with the municipality of Qiqihaer to use a track of land of 250,000 square meters at no cost for the period from December 2, 2005 to December 1, 2015. These arrangements have been terminated. On May 10, 2013, we entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land effective from May 1, 2013 to Apr 30, 2063. We prepaid the rent of RMB 37,500,000 ($6,060,000) in full on May 15, 2013. The lease provides for renewal options. Pursuant to the agreement, the Company has the right to occupy and use the land leased during the lease term.

On February 25, 2013, we obtained another “land use right” to use 427,572 square meters of land, effective from March 1, 2013 to February 28, 2063. The total rent is RMB 77,040,000 (US$12,450,000). We prepaid the rent in three installments: RMB 19,260,000 (US$3,112,500) on February 26, 2013, RMB 34,668,000 (US$5,602,500) on March 6, 2013 and RMB 23,112,000 (US$3,735,000) on May 28, 2013. All the rent had been paid in full. The lease provides for renewal options. Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

Office Space

We leased one of our offices from an unrelated third party at a monthly rent of approximately $1,100 under an operating lease, which expired in May 2010. We then had a verbal agreement with the landlord to continue to use the office at no cost until September 30, 2011. On September 12, 2011, we entered into a lease agreement with the landlord to continue the operating lease at a monthly rent of $2,369, which expired on September 30, 2012. We prepaid one year’s rent of $7,100 on June 30, 2012 pursuant to the lease. The lease agreement was not renewed.

We are under arrangements with an unrelated third party to use another office space at no cost from September 1, 2010, to August 31, 2015.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High Bid* ($)	Low Bid* ($)
2013
Fourth quarter	$0.29	0.10
Third quarter	$0.39	0.15
Second quarter	$0.40	0.30
First quarter	$0.48	0.33
2012
Fourth quarter	$0.57	0.31
Third quarter	$0.76	0.35
Second quarter	$0.76	0.17
First quarter	$1.05	0.20

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of September 27, 2013, there are 786 holders of record of the Company’s common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2013.

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

(1)
Remaining available for issuance under the China Modern Agricultural Information, Inc. 2012 Stock Incentive Plan. As of September 27, 2013, there were no shares of common stock remaining available for issuance under the China Modern Agricultural Information, Inc. 2012 Stock Incentive Plan. For a description of the China Modern Agricultural Information, Inc. 2012 Stock Incentive Plan please see “Note 12 Stock Incentive Plan” to the consolidated financial statements in this Annual Report, as filed with the SEC.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2013 and 2012. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

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

We were incorporated on December 22, 2008 under the laws of the State of Nevada.    We were formerly known as Trade Link. On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada and changed our name from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, we entered into the Exchange Agreement by and among (i) Value Development, a British Virgin Islands company, (ii) Value Development’s shareholders, (iii) us, and (iv) our former principal stockholders.    Pursuant to the terms of the Exchange Agreement, Value Development’s shareholders transferred to us all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of our common stock. The shares issued to Value Development’s shareholders in the Securities Exchange constituted approximately 87.80% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, Value Development became our wholly owned subsidiary and Value Development’s former principal stockholder became our principal stockholder.

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting.    Jiasheng Consulting entered into a series of agreements with Zhongxian Information, Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% of equity interest in Zhongxian Information, and Mr. Youliang  Wang, our Chief Executive Officer and holder of 38% of equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.    The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in that certain equity pledge agreement.

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

Recent Development

Bulk sales of milk cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows is included in notes receivable in the accompanying consolidated balance sheets as of June 30, 2013 and 2012.    In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk.  We  also  entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011.   By the end of June 30, 2013, we had 17,231 cows, among which, 12,237 cows continue to be fed by local farmers, 400 cows are maintained by our variable interest entity Xinhua Cattle, and 4,594 cows are maintained by Yulong Cattle.

Starting the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from $32 to $45 for baby cows, $45 to $56 for pre-adult cows, $48 to $60 for young cows, and $72 to $86 for adult cows, respectively. The feeding fee also increased from $4.8 to $8.0 per baby cow, $8.0 to $11.1 per pre-adult cow, $12.7 to $15.9 per young cow and $28.7 to $31.8 per adult cow. This was the main reason we disposed of a large number of our cows and rented the grassland. This new business model provides us with a new revenue stream for which we incur relatively low direct costs, as the milk production is entirely the responsibility of the local farmers.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

o   Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand of fresh milk will increase rapidly.

o    Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of the cows by 3,800 and improved our production capacity by approximately 90 tons per day.

o   Raw Material Supply and Prices. The per unit cost of fresh milk is affected by price volatility of our raw material and feeding expenses in the China markets.  In response to the increased cost, we leased the 16,666,750 square meters grassland in October 2011 and 427,572 square meters land in February 2013. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information. Financial information is presented for the years ended June 30, 2013 and 2012.

Comparison of Years Ended June 30, 2013 and 2012

The following table sets forth certain information regarding our results of operations for the years ended June 30, 2013 and 2012.

	For the years ended June 30,
			Change
	2013	2012	Amount	%
Revenue	$46,766,281	$29,822,284	$16,943,997	57%
Cost of goods sold	17,242,365	10,696,821	6,545,544	61%
Gross profit	29,523,916	19,125,463	10,398,453	54%
Operating expenses	1,283,399	2,292,568	(1,009,169)	(44%)
Operating income/(loss)	28,240,517	16,832,895	11,407,622	68%
Other income and expenses	1,005,913	6,786,855	(5,780,942)	(85%)
Income before income tax	29,246,430	23,619,750	5,626,680	24%
Provision for income tax	7,392,914	6,064,917	1,327,997	22%
Net income before noncontrolling interests	21,853,516	17,554,833	4,298,683	24%
Noncontrolling interests	213,796	145,750	68,046	47%
Net income attributable to controlling interests	$21,639,720	$17,409,083	$4,230,637	24%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $46,766,281 for the year ended June 30, 2013, an increase of $16,943,997 or 57%, compared to $29,822,284 for the year ended June 30, 2012. Although the changes to our business operating activities led to the decrease in the revenue of Xinhua Cattle, the successful acquisition of Yulong Cattle in November 2011 led to an increase in total revenue. The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the years ended June 30,
			Change
	2013	2012	Amount	%
Sales of natural milk	$34,093,893	$19,812,585	$14,281,308	72%
Sales commissions	12,672,388	10,009,699	2,662,689	27%
Total revenue	$46,766,281	$29,822,284	$16,943,997	57%

For the year ended June 30, 2013, our revenue generated from natural milk sales was $34,093,893 which represented an increase of $14,281,308 or 72% compared to $19,812,585 for the year ended June 30, 2012. There were two main reasons for such increase: First, the average milk selling price increased from $0.47 per kg to $0.55 per kg, an increase of $0.08 per kg or 17%; Second, the number of our milk cows increased. The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the years ended June 30,
			Change
	2013	2012	Amount	%
Sales of natural milk	$34,093,893	$19,812,585	$14,281,308	72%
Average number of milk cows	7,014	4,629	2,385	52%
Revenue from per milk cow	$4,861	$4,280	$581	14%

The revenue per milk cow increased to $4,861 for the year ended June 30, 2013 from $4,280 for the year ended June 30, 2012, an increase of $581 or 14%. Such increase was a result of the increase in milk selling price as described above.

The increase in total revenue was also contributed by the increase in sales commissions from the local farmers. The sales commissions from local farmers increased by $2,662,689 or 27% to $12,672,388 for the year ended June 30, 2013 from $10,009,699 for the year ended June 30, 2012, which has become one of our main revenue streams.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. As described, we sold some of our milk cows to local farmers in 2011. Because of the shift of milk production and distribution responsibility from us to local farmers, this change has reduced our direct costs by lowering our feeding food costs and has resulted in a marked improvement in our margins comparing the past two years to 2011.

	For the years ended June 30,
			Change
	2013	2012	Amount	%
Cost of goods sold	$17,242,365	$10,696,821	$6,545,544	61%
Average number of milk cows	7,014	4,629	2,385	52%

Cost per milk cow	$2,458	$2,311	$147	6%

The cost per milk cow increased to $2,458 for the year ended June 30, 2013 which represented an increase of $147 or 6% compared to $2,311 for the year ended June 30, 2012. The main reason caused such an increase was due to the allocation of the land lease expenses and the increase in other overhead costs.

Gross profit margin

Our gross profit margin decreased to 63% for the year ended June 30, 2013 from 64% for the year ended June 30, 2012. There was no material change in the gross profit margin.

Operating expenses

Our operating expenses decreased to $1,283,399 for the year ended June 30, 2013 from $2,292,568 for the year ended June 30, 2012, a decrease of $1,009,169 or 44%. The difference was principally due to 3,000,000 shares of our common stock issued in the second quarter of 2012, with a fair value of $1,200,000 on the grant date April 16, 2012 and recorded as an expense for the year ended June 30, 2012. The main operating expenses consist of human resources, depreciation, professional fees for filings required by the securities laws of the United States, consulting fees to a Chinese financial advisory company and business taxes, etc. As a result of our new revenue stream, we incurred $709,654 and $560,543 in business tax for the year ended June 30, 2013 and 2012, respectively. We classified it as a selling expense which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $28,240,517 for the year ended June 30, 2013, representing an increase of $11,407,622, as compared to operating income of $16,832,895 for the year ended June 30, 2012.

Non-operating income

For the year ended June 30, 2013, non-operating income consists primarily of interest income of $664,327 charged on the outstanding notes receivable from the farmers, a governmental subsidy of $191,677, a loss from the disposal of biological properties of $1,965 due to cold weather and other non operating income of $151,874 which mainly consists of bank interest. For the year ended June 30, 2012, non-operating income consists primarily of the bargain purchase gain of $5,721,596 from the acquisition of Yulong Cattle, interest income of $652,992 charged on the outstanding notes receivable from the farmers, a governmental subsidy of $110,320, gains on disposal of biological properties of $254,934 when we changed our revenue stream, and other non-operating income of $47,013.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $7,392,914 and $6,064,917 for the years ended June 30, 2013 and 2012, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $21,853,516 and $17,554,833 for the years ended June 30, 2013 and 2012, respectively, which represented an increase in $4,298,683 or 24%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the minority interest shareholder was $213,796 and $145,750 for the years ended June 30, 2013 and 2012, respectively. Our net income attributable to the common stockholders of the Company was $21,639,720 representing $0.41 per share and $17,409,083 representing $0.37 per share for the years ended June 30, 2013 and 2012, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.    Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.    Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended June 30, 2013 and 2012, foreign currency translation adjustments of $1,269,350 and $570,593 respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2013 and 2012, we had no bank debt but amounts owed to shareholders of $385,156 and $241,612, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $25,147,474 and $16,941,737 in cash at June 30, 2013 and June 30, 2012 as well as net working capital of $32,446,360 and $23,384,004, respectively.

Operating activities

During the year ended June 30, 2013, our operating activities provided $12,417,520 in net cash, compared to $15,433,905 during the year ended June 30, 2012.    The net cash provided in the year ended June 30, 2013 was much lower than our net income primarily due to the increase in the prepaid expenses of $18,018,791 for the land lease only partially offset by the increase in deferred income tax liabilities of $7,392,914.

Investing activities

During the year ended June 30, 2013, our investing activities provided a cash outflow of $5,395,118 compared with a cash outflow of $4,506,419 for the year ended June 30, 2012. The food costs and feeding expenses for immature biological properties used cash of $7,136,365 and $7,318,067 for the year ended June 30, 2013 and 2012, respectively. Conversely, we received cash of $1,800,238 and $1,560,880 during the years ended June 30, 2013 and 2012, respectively, from collection of notes receivable from the disposal of biological properties in 2011. For the year ended June 30, 2012, we also received $1,275,030 in cash from our disposal of biological properties.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the years ended June 30, 2013 and 2012, we received from shareholders of $173,794 and $485,567, respectively. For the years ended June 30, 2013 and 2012, we repaid of $37,651 and $477,597 to our shareholders, respectively.

Over the long term, our expectation is that we will utilize our capital resources as well as any additional investments that we secure in order to expand our operating activities.  At the present time, however, we are able to operate profitably without any significant additional investment.  Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing; or if available on favorable terms at this time.  Accordingly, our near term plan is to continue the program that we initiated during the past year and utilize the resources available to us.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of June 30, 2013 and for the years ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA MODERN AGRICULTURAL
INFORMATION, INC. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended June 30, 2013 and 2012
And
Report of Independent Registered Public Accounting Firm

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Modern Agricultural Information, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Modern Agricultural Information, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for years ended June 30, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP
New York, New York
October 7, 2013

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND 2012 (IN U.S. $)

ASSETS	June 30, 2013	June 30, 2012

Current assets
Cash	$25,147,474	$16,941,737
Accounts receivable	4,440,330	3,497,609
Inventories	271,814	309,603
Prepaid expenses	324,982	333,560
Prepaid land lease, current portion	854,993	474,300
Interest receivable	252,658	490,928
Notes receivable, current portion	1,856,954	1,787,798

Total current assets	33,149,205	23,835,535

Property, plant and equipment	4,742,505	4,498,504
Less: accumulated depreciation	(976,409)	(668,862)

Property, plant and equipment, net	3,766,096	3,829,642

Other assets
Notes receivable	5,964,015	7,651,579
Prepaid land lease	21,551,073	3,912,975
Biological assets, net	25,985,004	20,013,240

Total other assets	53,500,092	31,577,794

TOTAL ASSETS	$90,415,393	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
JUNE 30, 2013 AND 2012 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2013	June 30, 2012

Current liabilities
Accrued expenses and other payables	$317,689	$209,919
Stockholder loans	385,156	241,612

Total current liabilities	702,845	451,531

Deferred income taxes	21,119,304	13,320,062

Total liabilities	21,822,149	13,771,593

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	57,923,943	36,406,040
Statutory reserve fund	792,174	670,357
Other comprehensive income	3,337,635	2,069,285

Sub-total	67,958,022	45,049,952

Noncontrolling interests	635,222	421,426

Total stockholders’ equity	68,593,244	45,471,378

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,415,393	$59,242,971

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	2013	2012

Revenues
Milk sales	$34,093,893	$19,812,585
Sales commission	12,672,388	10,009,699

Total revenues	46,766,281	29,822,284
Cost of goods sold	(17,242,365)	(10,696,821)

Gross profit	29,523,916	19,125,463

Operating expenses
Selling and marketing	794,350	619,307
General and administrative	489,049	1,673,261

Total operating expenses	1,283,399	2,292,568

Operating income	28,240,517	16,832,895

Other income and expenses
Bargain purchase gain	-	5,721,596
Interest income on notes receivable	664,327	652,992
(Loss) Gain on disposal of biological assets	(1,965)	254,934
Government subsidies	191,677	110,320
Other non-operating income	151,874	47,013

Total other income	1,005,913	6,786,855

Income before provision for income taxes	29,246,430	23,619,750
Provision for income taxes	7,392,914	6,064,917

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (CONTINUED)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	2013	2012

Net income before noncontrolling interests	21,853,516	17,554,833
Noncontrolling interests	(213,796)	(145,750)

Net income attributable to common stockholders	21,639,720	17,409,083

Other comprehensive income
Foreign currency translation adjustment	1,268,350	570,593

Total comprehensive income	$22,908,070	$17,979,676

Earnings per common share, basic and diluted	$0.41	$0.37

Weighted average shares outstanding, basic and diluted	53,100,000	47,058,904

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2011	$41,100	$1,603,170	$19,477,303	$190,011	$278,828	$1,498,692	$23,089,104

Issuance of common stock for acquisition	9,000	3,051,000	-	-	-	-	3,060,000
Stock-based compensation	3,000	1,197,000	-	-	-	-	1,200,000
Net income	-	-	17,409,083	-	145,750	-	17,554,833
VIE distribution	-	-	-	-	(3,152)	-	(3,152)
Appropriation of statutory reserves	-	-	(480,346)	480,346	-	-	-
Other comprehensive income	-	-	-	-	-	570,593	570,593

Balance, June 30, 2012	53,100	5,851,170	36,406,040	670,357	421,426	2,069,285	45,471,378

Net income	-	-	21,639,720	-	213,796	-	21,853,516
Appropriation of statutory reserves	-	-	(121,817)	121,817	-	-	-
Other comprehensive income	-	-	-	-	-	1,268,350	1,268,350

Balance, June 30, 2013	$53,100	$5,851,170	$57,923,943	$792,174	$635,222	$3,337,635	$68,593,244

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	2013	2012

Cash flows from operating activities
Net income before noncontrolling interests	$21,853,516	$17,554,833
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,738,230	1,200,548
Deferred income taxes	7,392,914	6,064,917
Stock-based compensation	-	1,200,000
Loss (gain) from sale of biological assets	1,965	(254,934)
Bargain purchase gain	-	(5,721,596)
Change in operating assets and liabilities
(Increase) in accounts receivable	(942,721)	(146,431)
Decrease in inventories	37,789	498,969
Decrease (increase) in prepaid expenses	8,578	(69,638)
(Increase) in prepaid land lease	(18,018,791)	(4,387,275)
Decrease (increase) in interest receivable	238,270	(490,928)
(Decrease) in accounts payable	-	(42,954)
Increase in accrued expenses and other payables	107,770	28,154

Net cash provided by operating activities	12,417,520	15,433,905

Cash flows from investing activities
Acquisition of Yulong Cattle, net of cash acquired	-	9,442
Collection of notes receivable	1,800,238	1,560,880
Proceeds from sales of biological assets	83,278	1,275,030
Purchase of property, plant and equipment	(142,269)	(33,704)
(Increase) in biological assets	(7,136,365)	(7,318,067)

Net cash (used in) investing activities	(5,395,118)	(4,506,419)

Cash flows from financing activities
VIE Distribution	-	(3,152)
Proceeds from stockholder loans	173,794	485,567
Repayment of stockholder loans	(37,651)	(477,597)

Net cash provided by financing activities	136,143	4,818

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 (IN U.S. $)

	2013	2012

Effect of exchange rate changes on cash	1,047,192	484,253

Net increase in cash	8,205,737	11,416,557
Cash, beginning of period	16,941,737	5,525,180

Cash, end of period	$25,147,474	$16,941,737

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Notes receivable from sale of biological assets	$-	$9,410,342

Acquisition of Yulong Cattle
Net working capital other than cash		$(716,733)
Property, plant and equipment		2,528,279
Biological assets		6,960,608

Total net assets acquired other than cash		8,772,154

Bargain purchase gain		5,721,596
Issuance of 9,000,000 shares of common stock for purchase		3,060,000

Cash received upon acquisition of Yulong Cattle		$9,442

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

On January 28, 2011, Trade Link entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Value Development Holdings, Ltd. (“Value Development”), a British Virgin Islands company, (“BVI”) (ii) Value Development’s stockholders, (iii) Trade Link, and (iv) Trade Link’s principal stockholders.  Pursuant to the terms of the Exchange Agreement, Value Development and the Value Development stockholders transferred to Trade Link all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of Trade Link’s common stock as set forth in the Exchange Agreement, so that the Value Development stockholders owned 87.80% of Trade Link’s outstanding shares (the “Share Exchange”).

On January 28, 2011, Value Development through it wholly subsidiary, Value Development Group Limited completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Youliang holds a 38% equity interest in Zhongxian Information.  Pursuant to a VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and service fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

1.	ORGANIZATION (CONTINUED)

In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the stockholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

At the closing of the Share Exchange, Trade Link cancelled 5,500,000 shares of its common stock previously held by its previous principal stockholders.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

1.	ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Modern Agricultural Information, Inc. is the continuing entity for financial reporting purposes.  Securities and Exchange Commission (“SEC”) Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an adjustment to additional paid-in capital.”  Therefore, the consolidated financial statements have been prepared as if Value Development and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its equity.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its VIE’s.  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Change of Reporting Entity and Basis of Accounting and Presentation (Continued)

Zhongxian Information and its subsidiaries (collectively, the “Chinese VIE”) have no assets that are collateralized for or restricted solely to settle their obligations.  The creditors of the Chinese VIE and its subsidiaries do not have recourse to the Company’s general credit.  Because Value Development, Value Development Group Limited, Jiasheng Consulting are established for the sole purpose of holding ownership interest and do not have any operations, the financial statement amounts and balances are those of the Chinese VIE and its subsidiaries.

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The Company’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, has the unilateral ability to exercise those rights.

The Chinese VIE’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	June 30, 2013	June 30, 2012

Balance sheet items, except for stockholders’ equity, as of year end	0.1616	0.1581

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the year	0.1592	0.1576

Foreign currency translation adjustments of $1,268,350 and $570,593 for the years ended June 30, 2013 and 2012, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, interest receivable, accrued expenses and other payables, and stockholder loans, approximated their fair values due to the short maturity of these financial instruments.  The carrying value of notes receivable is valued at their net realizable value which approximates the fair value. There were no changes in methods or assumptions during the years presented.

Advertising Costs

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the years ended June 30, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2013 and 2012, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the years presented, the Company did not write off any accounts receivable as bad debts.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of June 30, 2013 and 2012.

Prepaid Expenses

Prepaid expenses as of June 30, 2013 and 2012 mainly represent the prepayments of approximately $320,000 and $310,000 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the unamortized prepayment of $22,406,066 for grassland rental (see Note 8).

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (Continued)

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 and 10 years
Building and building improvements	20 and 10 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the years ended June 30, 2013 and 2012.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period.  For the years ended June 30, 2013 and 2012, losses of $232,739 and $108,792, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

During the year ended June 30, 2013, the Company sold an insignificant amount of its cows (immature biological assets). The related loss of $1,965 is included in other non-operating income in the accompanying statements of income and other comprehensive income.  $83,278 of total sales price was paid in full at the time of sale. During the year ended June 30, 2012, the Company sold 9,622 (mature biological assets) and 816 (immature biological assets) of its cows.  The related gain of $254,934 is included in other non-operating income in the accompanying statements of income and other comprehensive income.  $1,275,030 of the $10,806,536 sales price was paid in full at the time of sale.  The remaining sales price is included in notes receivable in the accompanying consolidated balance sheets (see Note 7).

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the years ended June 30, 2013 and 2012.

Government Subsidies

Government subsidies are primarily comprised of financial support from the local government to Yulong Cattle for modern livestock production development. The subsidy was for purchase of high quality baby cows and construction of cowhouses used in large-scale livestock farms.  Government subsidies amounted to $191,677 and $110,320 for the years ended June 30, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At June 30, 2013 and 2012, undistributed earnings allocated to Zhongxian Information were approximately $79,800,000 and $48,500,000, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of June 30, 2013 and 2012, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2013 and 2012.

BVI

Value Development is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Value Development Group Limited is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

PRC

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry.  Zhongxian Information is subject to an Enterprise Income Tax at 25% and files its own tax returns.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the years ended June 30, 2013 and 2012.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of June 30, 2013, the applicable statutory reserve funds are fully funded.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

4.	BUSINESS COMBINATION (CONTINUED)

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Pro Forma Results of Operations

The following unaudited pro forma results of operations, excluding the bargain purchase gain and related income tax effect for the year ended June 30, 2012 has been prepared as though the acquisition of Yulong Cattle had occurred as of July 1, 2011.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

4.	BUSINESS COMBINATION (CONTINUED)

Pro Forma Results of Operations (Continued)

June 30, 2012
(Unaudited)

Revenues	$35,223,946
Cost of goods sold	(13,668,477)

Gross profit	21,555,469

Operating expenses	(2,390,148)
Non-operating income	1,057,872

Income before income taxes	20,223,193
Provision for income taxes	5,160,517

Net income before noncontrolling interests	15,062,676
Noncontrolling interests	(145,750)

Net income attributable to common stockholders	$14,916,926

Net income per share, basic and diluted	$0.29

Weighted average shares outstanding, basic and diluted	50,643,956

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	June 30, 2013	June 30, 2012

Machinery and equipment	$413,940	$404,397
Automobiles	104,645	102,378
Building and building improvements	4,223,921	3,991,729

	4,742,505	4,498,504
Less: accumulated depreciation	(976,409)	(668,862)

Property, plant and equipment, net	$3,766,096	$3,829,642

Depreciation expense charged to operations for the years ended June 30, 2013 and 2012 was $288,391 and $228,179, respectively.

6.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30, 2013	June 30, 2012

Immature biological assets	$14,628,840	$11,273,302
Mature biological assets	13,930,630	9,818,825

	28,559,470	21,092,127
Less: accumulated depreciation	(2,574,466)	(1,078,887)

Biological assets, net	$25,985,004	$20,013,240

Depreciation expense for years ended June 30, 2013 and 2012 was $1,449,839 and $972,369, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

7.	NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal and interest for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. During the years ended June 30, 2013 and 2012, the Company received principal and interest payments of $1,939,498 and $1,728,852, respectively. Commission income for the years ended June 30, 2013 and 2012, was $10,370,207 and $7,887,260, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of June 30, 2013 and 2012. The related commission receivable of $1,022,905 and $1,074,507 at June 30, 2013 and 2012, respectively, is included in accounts receivable in the consolidated balance sheets. Commission income of $12,627,388 and $10,009,699 is included in revenues in the consolidated statements of income and other comprehensive income for the years ended June 30, 2013 and 2012, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

7.	NOTES RECEIVABLE (CONTINUED)

Notes receivable at June 30 consists of the following:

	2013	2012

Notes receivable	$8,052,963	$9,804,645
Less: discount for interest	(231,994)	(365,268)

	7,820,969	9,439,377
Less: current portion	(1,856,954)	(1,787,798)

Non-current portion	$5,964,015	$7,651,579

Future maturities of notes receivable as of June 30, 2013 are as follows:

Year Ending June 30,	Annual Amount

2014	1,856,954
2015	1,890,080
2016	1,927,182
2017	1,131,095
2018	625,023
Thereafter	390,635

$7,820,969

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

All land in China is government owned and cannot be sold to any individual or company.  The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost for the period from December 2, 2005 to December 1, 2015.  On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land effective from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $6,039,800 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2013. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000).  The related prepayment of $3,999,600 and $4,387,275 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2013 and 2012, respectively.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

8.	LEASES (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, effective from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,366,666 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2013. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

Prepaid land lease consists of the following:

	June 30, 2013	June 30, 2012

Prepaid land lease	$22,406,066	$4,387,275
Less: current portion	(854,993)	(474,300)

Non-current portion	$21,551,073	$3,912,975

Rent expense charged to operations for the years ended June 30, 2013 and 2012 was $501,000 and $320,000, respectively.

9.	RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing. The loans of $385,156 and $241,612 as of June 30, 2013 and 2012, respectively, are reflected as stockholder loans in the consolidated balance sheets.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

10.	INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30:

	2013	2012

Current	$-	$-
Deferred	7,392,914	6,064,917

	$7,392,914	$6,064,917

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2013	2012

As calculated at the statutory rate	25.00%	25.00%
Other	0.28%	0.68%

Effective income tax rate	25.28%	25.68%

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

10.	INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2013	June 30, 2012

Net operating loss carryforwards	$291,041	$242,370
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(19,979,946)	(12,132,033)

Net deferred tax (liabilities)	$(21,119,304)	$(13,320,062)

At June 30, 2013 and 2012, Zhongxian Information had an unused operating loss carry-forward of approximately $1,164,000 and $969,000, respectively, expiring in various years through 2018.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years from 2007 to 2012 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are generally not subject to examination by the tax authorities for tax years before 2010.

11.	CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers for the sale of milk accounted for approximately 100% of milk sales for the year ended June 30, 2013. The same five customers also accounted for approximately 77% of accounts receivable at June 30, 2013. Five customers for the sale of milk accounted for approximately 91% of milk sales for the year ended June 30, 2012. The same five customers also accounted for approximately 69% of accounts receivable at June 30, 2012.

Thirty nine farmers accounted for the notes receivable at June 30, 2013 and 2012.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

12.	STOCK INCENTIVE PLAN

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

The following condensed financial information of the Company includes the US parent only balance sheets as of June 30, 2013 and 2012, and the US parent company only statements of operations, and cash flows for the years ended June 30, 2013 and 2012:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

13.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed Balance Sheets

ASSETS	2013	2012

Other receivable from VIE	$3,060,000	$3,060,000
Investment in subsidiaries and VIE	64,898,022	41,989,952

TOTAL ASSETS	$67,958,022	$45,049,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$-	$-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	62,053,752	39,145,682

Total stockholders’ equity	67,958,022	45,049,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,958,022	$45,049,952

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

13.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Operations

	2013	2012

Revenues
Share of earnings from investment in subsidiaries and VIE	$21,639,720	$18,609,083

Operating expenses
General and administrative	-	1,200,000

Net income	$21,639,720	$17,409,083

Condensed Statements of Cash Flows

	2013	2012

Cash flows from operating activities
Net income	$21,639,720	$17,409,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(21,639,720)	(18,609,083)
Stock-based compensation	-	1,200,000

Net cash provided by (used in) operating activities	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

13.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investments are presented as “Investment in subsidiaries and VIE on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investments in subsidiaries and VIE” in the condensed statements of operations.

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

There were no cash transactions in the US parent company during the years ended June 30, 2013 and 2012.  The only transactions the US parent company entered into were (1) the issuance of 9,000,000 shares of its common stock, valued at $3,060,000, for the acquisition of Yulong Cattle as part of the purchase price in 2012; (2) the issuance of 3,000,000 restricted shares of its common stock to employees pursuant to the Stock Incentive Plan in 2012.  The fair value of the stock of $1,200,000 has been included in general and administrative expenses in the condensed statements of operations for the year ended June 30, 2012.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $64,898,022 and $41,989,952 as of June 30, 2013 and 2012, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

13.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

The Company’s operations and revenues are conducted and generated in the PRC, and all of the Company’s revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIE exceed 25% of the consolidated net assets of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2013, our internal control over financial reporting was not effective due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information regarding our directors and executive officers.

Name	Age	Position
Liu Enjia	66	Chairman of the Board of Directors
Wang Youliang	45	Chief Executive Officer, Director
Shan Yanqin	66	Director
Liu Yanyan	39	Chief Financial Officer
Qin Libei	61	Chief Operating Officer
Liu Zhengxin	40	Chief Human Resource Officer

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

We believe that Mr. Liu Enjia is qualified to serve on our Board of Directors because he brings a broad base of knowledge and experience in the agriculture industry.

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

Family Relationships

Mr. Liu Enjia and Mr. Liu Zhengxin are father and son. There are no other family relationships between our director and executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, our director or executive officer has not, during the past ten years:

·	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

·
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

·
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our director or executive officer has not been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal years of 2012 and 2013, except that reports were not filed by the following persons:

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the year ended June 30, 2013.

Name and Principal Position	Fiscal Year	Salary (USD $)	Bonus (USD $)	Option Awards (USD $)	All Other Compensation (USD $)	Total (USD $)
Wang Youliang	2013	11,462	-	-	-	11,462
Chief Executive Officer	2012	11,347	-	-	-	11,347
Liu Yanyan	2013	8,597				8,597
Chief Financial Officer	2012	8,510	-	-	-	8,510
Qin Libei	2013	7,642				7,642
Chief Operating Officer	2012	7,565	-	-	-	7,565
Liu Zhengxin	2013	5,731				5,731
Chief Human Resource Officer	2012	5,673	-	-	-	5,673

Narrative Disclosure to Summary Compensation Table

Mr. Wang Youliang

For the years ended June 30, 2013 and 2012, Mr. Wang Youliang received annual compensation of RMB 72, 000, or USD $11,462.

We entered into an Employment Agreement with Wang Youliang (the “Youliang Agreement”). Pursuant to the Youliang Agreement, Mr. Wang will serve as our Chief Executive Officer. The initial term of Youliang Agreement ends in 2014. The Youliang Agreement provides that Mr. Wang’s initial base salary during the term shall be RMB 72,000, or USD $11,347per annum. Mr. Wang’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates the employment within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Wang plus compensation equal to three (3) months of Mr. Wang’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Youliang Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Youliang Agreement may also be terminated upon the occurrence of either a serious violation of company policy by Mr. Wang or by any major damages to the Company resulting from Mr. Wang’s failure to duly perform his duties.

Ms. Liu Yanyan

For the year ended June 30, 2013 and 2012, Ms. Liu Yanyan received annual compensation of RMB 54,000, or USD $8,597.

We entered into an Employment Agreement with Liu Yanyan (the “Yanyan Agreement”). Pursuant to the Yanyan Agreement, Ms. Liu will serve as our Chief Financial Officer. The initial term of Yanyan Agreement ends in 2014. The Yanyan Agreement provides that Ms. Liu’s initial base salary during the term shall be RMB 54,000, or $8,510 per annum. Ms. Liu’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Liu within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Liu plus compensation equal to three (3) months of Ms. Liu’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Yanyan Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Yanyan Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Ms. Liu or by any major damages to the Company resulting from Ms. Liu’s failure to duly perform her duties.

Mr. Qin Libei

For the year ended June 30, 2013 and 2012, Mr. Qin Libei received annual compensation of RMB 48,000, or USD $7,642.

We entered into an Employment Agreement with Qin Libei (the “Libei Agreement”). Pursuant to the Libei Agreement, Mr. Qin will serve as our Chief Operating Officer. The initial term of Libei Agreement ends in 2014. The Libei Agreement provides that Mr. Qin’s initial base salary during the term shall be 48,000 RMB, or USD,$7,565 per annum. Mr. Qin’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Mr. Qin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Qin plus compensation equal to three (3) months of Mr. Qin’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Libei Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Libei Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Mr. Qin or by any major damages to the Company resulting from Mr. Qin’s failure to duly perform his duties.

Mr. Liu Zhengxin

For the year ended June 30, 2013 and 2012, Mr. Liu Zhengxin received annual compensation of RMB 36,000, or USD $5,731.

We entered into an Employment Agreement with Liu Zhengxin (the “Zhengxin Agreement”). Pursuant to the Zhengxin Agreement, Mr. Liu will serve as our Chief HR Officer. The initial term of Zhengxin Agreement ends in 2014. The Zhengxin Agreement provides that Mr. Liu’s initial base salary during the term shall be 36,000 RMB, or USD $5,573 per annum. Mr. Liu’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Zhengxin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Liu plus compensation equal to three (3) months of Mr. Liu’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Zhengxin Agreement, or the occurrence of events authorizing such termination or the dissolution of the Company. The Zhengxin Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Mr. Liu or by any major damages to the Company resulting from Mr. Liu’s failure to duly perform his duties.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Director Compensation

The members of our board of directors are not compensated for serving on the board.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of September 27, 2013. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of September 27, 2013, 53,100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Youliang Wang, Chief Executive Officer and Director	4,049,775	7.63%
Yanyan Liu, Chief Financial Officer	0	0%
Libei Qin, Chief Operating Officer	0	0%
Zhengxin Liu, Chief Human Resource Officer	13,197,857	24.85%
Enjia Liu, Chairman of the Board of Directors	0	0%
Yanqin Shan, Director	0	0%
All officers and directors as group (6)	17,246,642	32.48%

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

(2)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 27, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 27, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company obtained demand and non-interest bearing loans from an affiliated party. The following sets forth the name and affiliation of such affiliated party, the aggregate amount of principal loaned during 2013 and 2012, the amount of principal paid during 2013 and 2012, and the outstanding balance as of June 30, 2013 and 2012.

		Aggregate Amount of Principal Loaned		Amount of Principal Paid		Outstanding Balance as of June 30,
Name of Related Party	Affiliation	2013	2012	2013	2012	2013	2012
Liu Enjia	Director	$173,794	$487,567	$37,651	$477,597	$385,156	$241,612

The loans of $385,156 and $241,612 as of June 30, 2013 and 2012, respectively, are reflected as stockholder loans in the consolidated balance sheets.

Director Independence

Mr. Liu Enjia, Mr. Wang Youliang, and Ms. Shan Yanqin, the members of our Board of Directors, are not independent using the definition of independence under the rules of the SEC.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed for professional services provided to us by Wei, Wei & Co., LLP for 2013 and 2012:

	2013	2012
Audit Fees	$90,000	$96,000
Audit-Related Fees	-	-
Tax Fees	4,500	6,000
All Other Fees	-	-

Total	$94,500	$102,000

For the fiscal years ended June 30, 2013 and 2012, the aggregate fees billed for professional services rendered for the audit and review of our financial statements were approximately $90,000 and $96,000, respectively.

There were no fees for other audit related services for the years ended June 30, 2013 and 2012.

For our fiscal years ended June 30, 2013 and 2012, the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning were approximately $4,500 and $6,000, respectively.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2013 and 2012.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2013 and 2012 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

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

10.5	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.6*	Land Use Right Purchase Agreement dated May 10, 2013
10.7*	Land Use Right Purchase Agreement dated February 25, 2013
16.1	Letter from Ronald R. Chadwick, P.C., incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
23.1*	Consent of Wei, Wei & Co., LLP
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS**	XBRL Instance Document.
101. SCH**	XBRL Taxonomy Extension Schema Document
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	Furnished herewith
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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: October 7, 2013	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: October 7, 2013	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Enjia		October 7, 2013
Liu Enjia	Chairman of the Board of Directors

/s/Wang Youliang	Chief Executive Officer and	October 7, 2013
Wang Youliang	Director (Principal Executive Officer)

/s/ Shan Yanqin
Shan Yanqin	Director	October 7, 2013

/s/ Liu Yanyan	Chief Financial Officer (Principal Financial
Liu Yanyan	Officer and Chief Accounting Officer)	October 7, 2013

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

10.5	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.6*	Land Use Right Purchase Agreement dated May 10, 2013
10.7*	Land Use Right Purchase Agreement dated February 25, 2013
16.1	Letter from Ronald R. Chadwick, P.C., incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
23.1*	Consent of Wei, Wei & Co., LLP
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS**	XBRL Instance Document.
101. SCH**	XBRL Taxonomy Extension Schema Document
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	Furnished herewith
**
Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.