Form 10-Q
period 2013-09-30
China Modern Agricultural Information, Inc.
filed 2013-11-14
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
(Exact name of registrant as specified in its charter)

Commission File Number: 000-54510
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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at November 11, 2013.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA MODERN AGRICULTURAL
INFORMATION, INC. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Three Months Ended September 30, 2013 and 2012

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND JUNE 30, 2013 (IN U.S. $)

ASSETS	September 30, 2013	June 30, 2013
	(Unaudited)

Current assets
Cash	$33,286,218	$25,147,474
Accounts receivable	4,561,010	4,440,330
Inventories	744,943	271,814
Prepaid expenses	326,993	324,982
Interest receivable	370,893	252,658
Notes receivable, current portion	1,876,778	1,856,954

Total current assets	41,166,835	32,294,212

Property, plant and equipment	4,771,852	4,742,505
Less: accumulated depreciation	(1,057,712)	(976,409)

Property, plant and equipment, net	3,714,140	3,766,096

Other assets
Notes receivable	5,525,477	5,964,015
Prepaid land lease	22,329,647	22,406,066
Biological assets, net	27,581,828	25,985,004

Total other assets	55,436,952	54,355,085

TOTAL ASSETS	$100,317,927	$90,415,393

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
SEPTEMBER 30, 2013 AND JUNE 30, 2013 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2013	June 30, 2013
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$326,618	$317,689
Stockholder loans	485,535	385,156

Total current liabilities	812,153	702,845

Deferred income taxes	23,402,754	21,119,304

Total liabilities	24,214,907	21,822,149

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	64,940,420	57,923,943
Statutory reserve fund	792,174	792,174
Other comprehensive income	3,765,009	3,337,635

Sub-total	75,401,873	67,958,022

Noncontrolling interests	701,147	635,222

Total stockholders’ equity	76,103,020	68,593,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,317,927	$90,415,393

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, IN U.S. $)

	2013	2012

Revenues
Milk sales	$10,747,423	$7,667,348
Sales commission	3,102,040	3,250,565

Total revenues	13,849,463	10,917,913
Cost of goods sold	(4,447,776)	(3,896,432)

Gross profit	9,401,687	7,021,481

Operating expenses
Selling and marketing	193,935	203,649
General and administrative	123,554	85,781

Total operating expenses	317,489	289,430

Operating income	9,084,198	6,732,051

Other income and expenses
Interest income on notes receivable	144,345	174,863
(Loss) on disposal of biological assets	-	(1,162)

Total other income	144,345	173,701

Income before provision for income taxes	9,228,543	6,905,752
Provision for income taxes	2,146,141	1,833,424

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, IN U.S. $)

	2013	2012

Net income before noncontrolling interests	7,082,402	5,072,328
Noncontrolling interests	(65,925)	(53,946)

Net income attributable to common stockholders	7,016,477	5,018,382

Other comprehensive income
Foreign currency translation adjustment	427,374	8,852

Total comprehensive income	$7,443,851	$5,027,234

Earnings per common share, basic and diluted	$0.13	$0.09

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2013	$53,100	$5,851,170	$57,923,943	$792,174	$635,222	$3,337,635	$68,593,244

Net income	-	-	7,016,477	-	65,925	-	7,082,402
Appropriation of statutory reserves	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	427,374	427,374

Balance, September 30, 2013 (unaudited)	$53,100	$5,851,170	$64,940,420	$792,174	$701,147	$3,765,009	$76,103,020

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, IN U.S. $)

	2013	2012

Cash flows from operating activities
Net income before noncontrolling interests	$7,082,402	$5,072,328
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	531,973	343,870
Deferred income taxes	2,146,141	1,833,424
Loss from sale of biological assets	-	1,162
Change in operating assets and liabilities
(Increase) in accounts receivable	(120,680)	(107,610)
(Increase) in inventories	(473,129)	(89,868)
(Increase) in prepaid expenses	(2,011)	(3,525)
Decrease in prepaid land lease	76,419	123,975
(Increase) decrease in interest receivable	(118,235)	49,659
Increase in accrued expenses and other payables	8,929	7,286

Net cash provided by operating activities	9,131,809	7,230,701

Cash flows from investing activities
Collection of notes receivable	465,675	446,384
Proceeds from sales of biological assets	4,701	5,258
Purchase of property, plant and equipment	-	(143,081)
(Increase) in biological assets	(1,895,067)	(1,732,603)

Net cash (used in) investing activities	(1,424,691)	(1,424,042)

Cash flows from financing activities
Proceeds from stockholder loans	98,273	42,285
Repayment of stockholder loans	(579)	(34,627)

Net cash provided by financing activities	97,694	7,658

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED, IN U.S. $)

	2013	2012

Effect of exchange rate changes on cash	333,932	30,493

Net increase in cash	8,138,744	5,844,810
Cash, beginning of period	25,147,474	16,941,737

Cash, end of period	$33,286,218	$22,786,547

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

On January 28, 2011, Value Development through it wholly owned subsidiaries, Value Development Group Limited completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Youliang holds a 38% equity interest in Zhongxian Information.  Pursuant to a VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and service fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

1.             ORGANIZATION (CONTINUED)

In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the stockholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

At the closing of the Share Exchange, Trade Link cancelled 5,500,000 shares of its common stock previously held by previous principal stockholders.

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

On November 23, 2011, Zhongxian Information acquired 100% of the equity of Shuangzhi Yulong Co., Ltd. (“Yulong Cattle”) from Yulong Cattle’s original stockholders for consideration of 9,000,000 shares of the Company’s common stock and cash consideration of $4,396,000.

Yulong Cattle was a privately held company in China engaged in the acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

1.             ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

The unaudited interim consolidated financial statements of the Company as of September 30, 2013 and for the three months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2014

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations

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

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	September 30, 2013	June 30, 2013	September 30, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1626	0.1616	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1621	N/A	0.1579

Foreign currency translation adjustments of $427,374 and $8,852 for the three months ended September 30, 2013 and 2012, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Milk sales revenue is recognized when the title to the goods has been passed to the customers, which is the date when the milk is delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to customers on a daily basis.  The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.  The Company does not provide the customer with the right of return.  Sales commission revenue is recognized on a monthly basis based on monthly sales reports received.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Advertising Costs

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the three months ended September 30, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2013 and June 30, 2013, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of September 30, 2013 and June 30, 2013.

Prepaid Expenses

Prepaid expenses as of September 30, 2013 and June 30, 2013 mainly represent the prepayments of approximately $326,000 and $320,000 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $22,329,647 for grassland rental (see Note 7).

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (Continued)

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to 10 years
Building and building improvements	10 to 20 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three months ended September 30, 2013 and 2012.

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
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  For the three months ended September 30, 2013 and 2012, losses of $1,747 and $0, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three months ended September 30, 2013 and 2012.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At September 30, 2013 and June 30, 2013, undistributed earnings allocated to Zhongxian Information were approximately $88,700,000 and $79,800,000, respectively.

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

The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of September 30, 2013 and June 30, 2013, the Company does not have a liability for any uncertain tax positions.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of the various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended September 30, 2013 and 2012.

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
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three months ended September 30, 2013 and 2012.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of September 30, 2013 and June 30, 2013, the applicable statutory reserve funds are fully funded.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications had no effect on previously reported earnings.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

3.             RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

4.             PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment are summarized as follows:

	September 30, 2013	June 30, 2013

Machinery and equipment	$416,500	$413,940
Automobiles	105,292	104,645
Building and building improvements	4,250,060	4,223,920

	4,771,852	4,742,505
Less: accumulated depreciation	(1,057,712)	(976,409)

Property, plant and equipment, net	$3,714,140	$3,766,096

Depreciation expense charged to operations for the three months ended September 30, 2013 and 2012 was $75,030 and $55,796, respectively.

5.             BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30, 2013	June 30, 2013

Immature biological assets	$15,901,515	$14,628,840
Mature biological assets	14,729,062	13,930,630

	30,630,577	28,559,470
Less: accumulated depreciation	(3,048,749)	(2,574,466)

Biological assets, net	$27,581,828	$25,985,004

Depreciation expense for three months ended September 30, 2013 and 2012 was $456,943 and $288,074, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

6.             NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of their monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal and interest for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. During the three months ended September 30, 2013 and 2012, the Company received principal and interest payments of $512,760 and $575,545, respectively. Commission income for the three months ended September 30, 2013 and 2012, was $2,553,015 and $2,662,875, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of September 30, 2013 and June 30, 2013. The related commission receivable of $1,004,701 and $1,022,905 at September 30, 2013 and June 30, 2013, respectively, is included in accounts receivable in the consolidated balance sheets. Commission income of $3,102,040 and $3,250,565 is included in revenues in the consolidated statements of income and other comprehensive income for the three months ended September 30, 2013 and 2012, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

6.             NOTES RECEIVABLE (CONTINUED)

Notes receivable at September 30, 2013 and June 30, 2013 consists of the following:

	September 30, 2013	June 30, 2013

Notes receivable	$7,607,565	$8,052,963
Less: discount for interest	(205,310)	(231,994)

	7,402,255	7,820,969
Less: current portion	(1,876,778)	(1,856,954)

Non-current portion	$5,525,477	$5,964,015

Future maturities of notes receivable as of September 30, 2013 are as follows:

Year Ending September 30,	Annual Amount

2014	$1,876,778
2015	1,911,110
2016	1,852,001
2017	897,647
2018	628,890
Thereafter	235,829

$7,402,255

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

7.             LEASES

On September 12, 2011, the Company entered into a lease agreement for one of its offices under an operating lease with a monthly rental of $2,369, which expired on September 30, 2012 and was not renewed.

The Company leases another office at no cost from an unrelated third party.  On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015.  The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company.  The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost for the period from December 2, 2005 to December 1, 2015.  On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land effective from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $6,046,688 and $6,039,800 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2013 and June 30, 2013, respectively. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000).  The related prepayment of $3,902,400 and $3,999,600 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2013 and June 30, 2013, respectively.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

7.             LEASES (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, effective from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,380,559 and $12,366,666 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2013 and June 30, 2013, respectively. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

Rent expense charged to operations for the three months ended September 30, 2013 and 2012 was $215,071 and $7,106, respectively.

8.             RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $485,535 and $385,156 as of September 30, 2013 and June 30, 2013, respectively, are reflected as stockholder loans in the consolidated balance sheets.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

9.             INCOME TAXES

The provision for income taxes consisted of the following for the three months ended September 30:

	2013	2012

Current	$-	$-
Deferred	2,146,141	1,833,424

	$2,146,141	$1,833,424

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	2013	2012

As calculated at the statutory rate	25.00%	25.00%
Other	(1.74%)	1.55%

Effective income tax rate	23.26%	26.55%

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

9.             INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2013	June 30, 2013

Net operating loss carryforwards	$311,839	$291,041
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(22,284,194)	(19,979,946)

Net deferred tax (liabilities)	$(23,402,754)	$(21,119,304)

At September 30, 2013 and June 30, 2013, Zhongxian Information had an unused operating loss carry-forward of approximately $1,247,000 and $1,164,000, respectively, expiring in various years through 2018.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years from 2007 to 2012 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are generally not subject to examination by the tax authorities for tax years before 2010.

10.           CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers for the sale of milk accounted for approximately 100% of milk sales for the three months ended September 30, 2013 and 2012, respectively. The same five customers also accounted for approximately 78% and 77% of accounts receivable at September 30, 2013 and June 30, 2013, respectively.

Thirty nine farmers accounted for the notes receivable at June 30, 2013 and 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2013 and 2012. Such discussion and analysis should be read in conjunction with our interim consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We operate our business in China through, our variable interest entity, Zhongxian Information and its two wholly-owned subsidiaries, Xinhua Cattle and Yulong Cattle. We are capable of a daily fresh milk production of approximately 207 tons, and our 39 exclusive partners expand our daily production capacity by approximately 245 tons. As a by-product of the fresh milk production, we also make and sell organic fertilizer. In June 2011, in addition to fresh milk and organic fertilizer, we started to sell our milk cows to local farmer in exchange for monthly payments from the local farmers, which represent either installment payment including interest for milk cow purchase price, or a mix of purchase price and commissions for our assistance in selling fresh milk produced by local farmers.

Corporate History

We were incorporated on December 22, 2008 under the laws of the State of Nevada. We were formerly known as Trade Link. On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada and changed our name from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, we entered into a securities exchange agreement by and among (i) Value Development, a British Virgin Islands company, (ii) Value Development’s shareholders, (iii) us, and (iv) our former principal stockholders. Pursuant to the terms of such agreement, Value Development’s shareholders transferred to us all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of our common stock, representing approximately 87.8% of our outstanding common stock immediately after the consummation of the securities exchange. As a result of the securities exchange, Value Development became our wholly-owned subsidiary and Value Development’s former principal stockholder became our principal stockholder.

On January 28, 2011, Value Development acquired Jiasheng Consulting. Jiasheng Consulting has a series of contractual arrangements with Zhongxian Information, of which Mr. Zhengxin Liu, our Chief Human Resource Officer holds 62% equity interest, and Mr. Youliang Wang, our Chief Executive Officer holds 38% equity interest. Pursuant to the contractual arrangements, Jiasheng Consulting has the managerial power of Zhongxian Information. The contractual arrangements consist of a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement. Pursuant to the exclusive consulting and services agreement, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax. Pursuant to the equity pledge agreement, Zhongxian Information’s stockholders pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in that certain equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005. In February 2006, Zhongxian Information acquired 99% equity interest of Xinhua Cattle, a company incorporated in China in December 2005. Xinhua Cattle, located in Qiqihar, Heilongjiang Province, in northeast China, engages in cow breading and fresh milk distribution.

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

Recent Development

Bulk sales of milk cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows is included in notes receivable in the accompanying consolidated balance sheets as of September 30, 2013 and June 2013. In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. By the end of September 30, 2013, we had 17,919 cows, among which, 12,897 cows continue to be fed by local farmers, 400 cows are maintained by our variable interest entity Xinhua Cattle, and 4,622 cows are maintained by Yulong Cattle.

Starting the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from $32 to $45 for baby cows, $45 to $57 for pre-adult cows, $49 to $62 for young cows, and $73 to $88 for adult cows, respectively. The feeding fee also increased from $4.90 to $8.10 per baby cow, $8.10 to $11.30 per pre-adult cow, $13.00 to $16.20 per young cow and $29.20 to $32.40 per adult cow. This was the main reason we disposed of a large number of our cows and rented the grassland. This new business model provides us with a new revenue stream for which we incur relatively low direct costs, as the milk production is entirely the responsibility of the local farmers.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

●   Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand for fresh milk will increase rapidly.

●    Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by variety, aging and number of adult cows. To increase our production capacity, we acquired Yulong Cattle in November 2011 which increased our number of the cows by 3,800 and improved our production capacity by approximately 90 tons per day.

●   Raw Material Supply and Prices. The per unit cost of fresh milk is affected by price volatility of our raw material and feeding expenses in the markets in China. In response to the increased cost, we leased the 16,666,750 square meters grassland in October 2011 and 427,572 square meters land in February 2013. In addition, we leased 250,000 square meters of land in May 2013.  We believe that the hay production of this grassland can satisfy our current raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information. Financial information is presented for the three months ended September 30, 2013 and 2012.

For the Three Months Ended September 30, 2013 and 2012

The following table sets forth certain information regarding our results of operations for the three months ended September 30, 2013 and 2012.

	For the three months ended September 30,
			Change
	2013	2012	Amount	%
Revenue	13,849,463	10,917,913	2,931,550	27%
Cost of goods sold	4,447,776	3,896,432	551,344	14%
Gross profit	9,401,687	7,021,481	2,380,206	34%
Operating expenses	317,489	289,430	28,059	10%
Operating income/(loss)	9,084,198	6,732,051	2,352,147	35%
Other income and expenses	144,345	173,701	(29,356)	(17%)
Income before income tax	9,228,543	6,905,752	2,322,791	34%
Provision for income tax	2,146,141	1,833,424	312,717	17%
Net income before noncontrolling interests	7,082,402	5,072,328	2,010,074	40%
Noncontrolling interests	65,925	53,946	11,979	22%
Net income attributable to common stockholders	7,016,477	5,018,382	1,998,095	40%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $13,849,463 for the three months ended September 30, 2013, an increase of $2,931,550 or 27%, compared to $10,917,913 for the three months ended September 30, 2012. Such increase was directly related to the increase in the number of milk cows. Additionally, we believe that the acquisition of Yulong Cattle in November 2011 has continued to drive the increase of our total revenue. The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended September 30,
			Change
	2013	2012	Amount	%
Sales of natural milk	10,747,423	7,667,348	3,080,075	40%
Sales commission	3,102,040	3,250,565	-148,525	-5%
Total revenue	13,849,463	10,917,913	2,931,550	27%

For the three months ended September 30, 2013, our revenue generated from natural milk sales was $10,747,423 which represented an increase of $3,080,075 or 40% compared to $7,667,348 for the three months ended September 30, 2012. Two factors are considered to have primary lead to such increase: First, the average milk selling price increased from $0.55 per kg to $0.56 per kg, an increase of $0.01 per kg or 2%; Second, the number of our milk cows increased by 2,503 from the same period of 2012. The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the three months ended September 30,
			Change
	2013	2012	Amount	%
Sales of natural milk	10,747,423	7,667,348	3,080,075	40%
Average number of milk cows	8,809	6,306	2,503	40%
Revenue from per milk cow	1,220	1,216	4	-%

The revenue per milk cow was $1,220 for the three months ended September 30, 2013 compared to $1,216 for the three months ended September 30, 2012, a slight increase of $4 or 0%. The monthly average number of adult cows increased to 8,809 for the three months ended September 30, 2013 from 6,306 for the three months ended September 30, 2012, an increase of 2,503 or 40%.

However, the sales commissions from local farmers decreased by $148,525 or 5% to $3,102,040 for the three months ended September 30, 2013 from $3,250,565 for the three months ended September 30, 2012. The decrease was mainly due to the decreased milk production of local farmers. We believe that the daily production of the group of milk cows owned by local farmers have peaked and begun to decline.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Because of the shift of milk production and distribution responsibility from us to local farmers, our direct costs have been reduced with lowered feeding food costs and we have seen a marked improvement in our margins comparing the past two years to 2011.

	For the three months ended September 30,
			Change
	2013	2012	Amount	%
Cost of goods sold	4,447,776	3,896,432	551,344	14%
Average number of milk cows	8,809	6,306	2,503	40%
Cost per milk cow	505	618	-113	-18%

The cost per milk cow decreased to $505 for the three months ended September 30, 2013 which represented a decrease of $113 or 18% compared to $618 for the three months ended September 30, 2012. The decrease was due to the save in our cost when an increasing number of cows are fed by local farmers. As a result, the cost per milk cow decreased accordingly.

Gross profit margin

Our gross profit margin increased to 68% for the three months ended September 30, 2013 from 64% for the three months ended September 30, 2012. The main reason for such increase was the decrease in cost per milk cow.

Operating expenses

Our operating expenses increased to $317,489 for the three months ended September 30, 2013 from $289,430 for the three months ended September 30, 2012, an increase of $28,059 or 10%. The operating expenses mainly consist of human resources, depreciation, professional fees for filings required by the securities laws of the United States, consulting fees to a Chinese financial advisory company and business taxes. We incurred $173,714 and $162,528 in business tax for the three months ended September 30, 2013 and 2012, respectively. We classified it as a selling expense which is included in operating expenses.

Operating income

As a result of the foregoing, we had operating income of $9,084,198 for the three months ended September 30, 2013, representing an increase of $2,352,147, as compared to operating income of $6,732,051 for the three months ended September 30, 2012.

Non-operating income

For the three months ended September 30, 2013, non-operating income primarily consists of interest income of $144,345 on the outstanding notes receivable from the local farmers. For the three months ended September 30, 2012, non-operating income primarily consists of the interest income of $174,863 on the outstanding notes receivable from the local farmers offset by loss on disposal of biological properties of $1,162.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption from the full enterprise income tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an enterprise income tax of 25% and files its own tax returns. The provision for income taxes was $2,146,141 and $1,833,424 for the three months ended September 30, 2013 and 2012, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $7,082,402 and $5,072,328 for the three months ended September 30, 2013 and 2012, respectively, which represented an increase in $2,010,074 or 40%. As we own 99% of Xinhua Cattle’s equity interest, net income attributed to the minority interest shareholder was $65,925 and $53,946 for the three months ended September 30, 2013 and 2012, respectively. Our net income attributable to the common stockholders of the Company was $7,016,477 representing $0.13 per share and $5,018,382 representing $0.09 per share for the three months ended September 30, 2013 and 2012, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2013 and 2012, foreign currency translation adjustments of $427,374 and $8,852 respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

We had $33,286,218 and $25,147,474 in cash and net working capital of $40,354,682 and $31,591,367 at September 30, 2013 and June 30, 2013, respectively. As of September 30, 2013 and June 30, 2013, we had no bank debt but amounts owed to shareholders of $485,535 and $385,156, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States. Our stockholders loaned funds to us from their personal bank accounts due to certain restrictions on overseas fund transfers.

Operating activities

During the three months ended September 30, 2013, our operating activities provided $9,131,809 in net cash, compared to $7,230,701 during the three months ended September 30, 2012. The net cash provided in the three months ended September 30, 2013 was materially more than our net income, primarily a result of the increase in deferred income tax liabilities of $2,146,141.

Investing activities

During the three months ended September 30, 2013, our investing activities provided a cash outflow of $1,424,691 compared with a cash outflow of $1,424,042 for the three months ended September 30, 2012. The food costs and feeding expenses for immature biological properties used cash of $1,895,067 and $1,732,603 for the three months ended September 30, 2013 and 2012, respectively. Conversely, we received cash of $465,675 and $446,384 during the three months ended September 30, 2013 and 2012, respectively, from collecting notes receivable from the disposal of biological properties in 2011. For the three months ended September 30, 2012, we also spent cash of $143,081 in purchasing property, plant and equipment.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the three months ended September 30, 2013 and 2012, we received from stockholders of $98,273 and $42,285, respectively. For the three months ended September 30, 2013 and 2012, we repaid of $579 and $34,627 to our stockholders, respectively.

We have historically financed our operations through cash generated from our fresh milk sales and commission from local farmers. Over the long term, it is our expectation to utilize our additional capital resources from investments to expand our operating activities.  At the present time, however, we are able to operate profitably without any significant additional investment.  Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing or if available on favorable terms at this time.  Accordingly, our near term plan is to finance our operations by proceeds from our operational activities.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of September 30, 2013 and for the three months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 14, 2013	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)