Form 10-Q
period 2013-12-31
China Modern Agricultural Information, Inc.
filed 2014-02-14
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at February 13, 2014.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
December 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

 CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Three and Six Months Ended December 31, 2013 and 2012

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND JUNE 30, 2013 (IN U.S. $)

ASSETS	December 31, 2013	June 30, 2013
	(Unaudited)

Current assets
Cash	$41,733,183	$25,147,474
Accounts receivable	4,891,050	4,440,330
Inventories	578,150	271,814
Prepaid expenses	346,075	324,982
Interest receivable	227,777	252,658
Notes receivable, current portion	1,896,704	1,856,954

Total current assets	49,672,939	32,294,212

Property, plant and equipment	4,801,200	4,742,505
Less: accumulated depreciation	(1,140,129)	(976,409)

Property, plant and equipment, net	3,661,071	3,766,096

Other assets
Notes receivable	5,081,091	5,964,015
Prepaid land lease	22,250,582	22,406,066
Biological assets, net	29,293,573	25,985,004

Total other assets	56,625,246	54,355,085

TOTAL ASSETS	$109,959,256	$90,415,393

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (CONTINUED) DECEMBER 31, 2013 AND JUNE 30, 2013 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2013	June 30, 2013
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$376,667	$317,689
Stockholder loans	534,924	385,156

Total current liabilities	911,591	702,845

Deferred income taxes	25,771,802	21,119,304

Total liabilities	26,683,393	21,822,149

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	71,576,025	57,923,943
Statutory reserve fund	792,174	792,174
Other comprehensive income	4,233,476	3,337,635

Sub-total	82,505,945	67,958,022

Noncontrolling interests	769,918	635,222

Total stockholders’ equity	83,275,863	68,593,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,959,256	$90,415,393

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Revenues
Milk sales	$11,250,331	$8,078,427	$21,997,754	$15,745,775
Sales commission	3,071,640	3,224,415	6,173,680	6,474,980

Total revenues	14,321,971	11,302,842	28,171,434	22,220,755
Cost of goods sold	(5,249,225)	(4,136,219)	(9,697,001)	(8,032,651)

Gross profit	9,072,746	7,166,623	18,474,433	14,188,104

Operating expenses
Selling and marketing	192,347	201,890	386,282	405,539
General and administrative	96,162	79,799	219,716	165,580

Total operating expenses	288,509	281,689	605,998	571,119

Operating income	8,784,237	6,884,934	17,868,435	13,616,985

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Other income and expenses
Other non-operating income	$138,277	$287,990	$282,622	$462,853
Other non-operating (expense)	-	(87,380)	-	(88,542)

Total other income	138,277	200,610	282,622	374,311

Income before income taxes	8,922,514	7,085,544	18,151,057	13,991,296
Provision for income taxes	2,218,138	1,764,705	4,364,279	3,598,129

Net income before noncontrolling interests	6,704,376	5,320,839	13,786,778	10,393,167
Noncontrolling interests	(68,771)	(48,368)	(134,696)	(102,314)

Net income attributable to common stockholders	6,635,605	5,272,471	13,652,082	10,290,853

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Other comprehensive income:
Foreign currency translation adjustment	468,467	100,899	895,841	109,751

Total comprehensive income	$7,104,072	$5,373,370	$14,547,923	$10,400,604

Earnings per common share, basic and diluted	$0.12	$0.10	$0.26	0.19

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2013	$53,100	$5,851,170	$57,923,943	$792,174	$635,222	$3,337,635	$68,593,244
Net income	-	-	13,652,082	-	134,696	-	13,786,778
Other comprehensive income	-	-	-	-	-	895,841	895,841

Balance, December 31, 2013 (unaudited)	$53,100	$5,851,170	$71,576,025	$792,174	$769,918	$4,233,476	$83,275,863

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S. $)

	2013	2012

Cash flows from operating activities
Net income before noncontrolling interests	$13,786,778	$10,393,167
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,083,596	765,542
Deferred income taxes	4,364,279	3,598,129
Loss from sale of biological assets	-	114,950
Change in operating assets and liabilities
(Increase) in accounts receivable	(450,720)	(323,332)
(Increase) in inventories	(306,336)	(528,399)
(Increase) in prepaid expenses	(21,093)	(193,862)
Decrease in prepaid land lease	155,484	231,900
Decrease in interest receivable	24,881	216,329
Increase in accrued expenses and other payables	58,978	15,053

Net cash provided by operating activities	18,695,847	14,289,477

Cash flows from investing activities
Collection of notes receivable	934,223	895,596
Proceeds from sales of biological assets	7,642	65,926
Purchase of property, plant and equipment	-	(143,081)
(Increase) in biological assets	(3,912,396)	(3,496,018)

Net cash (used in) investing activities	(2,970,531)	(2,677,577)

Cash flows from financing activities
Proceeds from stockholder loans	145,275	84,100
Repayment of stockholder loans	(1,161)	(37,462)

Net cash provided by financing activities	144,114	46,638

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S. $)

	2013	2012

Effect of exchange rate changes on cash	716,279	79,115

Net increase in cash	16,585,709	11,737,653
Cash, beginning of period	25,147,474	16,941,737

Cash, end of period	$41,733,183	$28,679,390

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

On January 28, 2011, Value Development through its wholly owned subsidiaries, Value Development Group Limited completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company.  Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).  Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Youliang holds a 38% equity interest in Zhongxian Information.  Pursuant to the VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.  The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax.  Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and service fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

1.             ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and their 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong Cattle from November 23, 2011, the date of acquisition.  The Company is the primary beneficiary of the VIE and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Change of Reporting Entity and Basis of Accounting and Presentation (Continued)

Zhongxian Information and its subsidiaries (collectively, the “Chinese VIE”) have no assets that are collateralized for or restricted solely to settle their obligations.  The creditors of the Chinese VIE and its subsidiaries do not have recourse to the Company’s general credit.  Because Value Development, Value Development Group Limited, Jiasheng Consulting are established for the sole purpose of holding ownership interest and do not have any operations, the financial statement amounts and balances are principally those of the Chinese VIE and its subsidiaries.

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

The unaudited interim consolidated financial statements of the Company as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2014.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	December 31, 2013	June 30, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1636	0.1616

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1632	0.1579	0.1626	0.1584

Foreign currency translation adjustments of $468,467 and $100,899, for the three months ended December 31, 2013 and 2012, respectively, and $895,841 and $109,751, for the six months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

Advertising Costs

Advertising costs are charged to operations when incurred.  No advertising costs were incurred for the three and six months ended December 31, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2013 and June 30, 2013, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value.  The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any.  There was no allowance for excessive or unusable inventories as of December 31, 2013 and June 30, 2013.

Prepaid Expenses

Prepaid expenses as of December 31, 2013 and June 30, 2013 mainly represent the prepayments of approximately $320,000 for consulting services.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $22,250,582 for grassland rental (see Note 7).

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (Continued)

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to 10 years
Building and building improvements	10 to 20 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three and six months ended December 31, 2013 and 2012.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost.  Depreciation is provided over the estimated useful life of eight years using the straight-line method.  The estimated residual value is 10%.  Feeding and management costs incurred on mature biological assets are included as cost of goods sold.  When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  For the three months ended December 31, 2013 and 2012, losses of $1,404 and $0, respectively, and losses of $3,151 and $0 for the six months then ended, respectively are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset.  The factors considered by management in performing this assessment include current health status and production capacity.  There were no impairment losses recorded during the three and six months ended December 31, 2013 and 2012.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At December 31, 2013 and June 30, 2013, undistributed earnings allocated to Zhongxian Information were approximately $98,500,000 and $79,800,000, respectively.

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

The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of December 31, 2013 and June 30, 2013, the Company does not have a liability for any uncertain tax positions.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of the various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended December 31, 2013 and 2012.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and six months ended December 31, 2013 and 2012.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2013 and June 30, 2013, the applicable statutory reserve funds are fully funded.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications had no effect on previously reported earnings.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	December 31, 2013	June 30, 2013

Machinery and equipment	$419,062	$413,940
Automobiles	105,940	104,645
Building and building improvements	4,276,198	4,223,920

	4,801,200	4,742,505
Less: accumulated depreciation	(1,140,129)	(976,409)

Property, plant and equipment, net	$3,661,071	$3,766,096

Depreciation expense charged to operations for the three months ended December 31, 2013 and 2012 was $75,678 and $74,587, respectively, and was $150,708 and $130,384, for the six months then ended, respectively.

5.      BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31, 2013	June 30, 2013

Immature biological assets	$17,202,961	$14,628,840
Mature biological assets	15,635,565	13,930,630

	32,838,526	28,559,470
Less: accumulated depreciation	(3,544,953)	(2,574,466)

Biological assets, net	$29,293,573	$25,985,004

Depreciation expense for three months ended December 31, 2013 and 2012 was $475,945 and $347,085, respectively, and was $932,888 and $635,158 for the six months then ended, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

6.       NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year.  The related receivable is recorded at its present value at a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk.  Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of their monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal and interest for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. During the three months ended December 31, 2013 and 2012, the Company received principal and interest payments of $508,965 and $691,111, respectively, and $1,021,725 and $1,266,650 for the six months then ended, respectively. Commission income for the three months ended December 31, 2013 and 2012, was $2,520,021 and $3,011,439, respectively, and $5,073,036 and $5,674,314 for the six months then ended, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of December 31, 2013 and June 30, 2013. The related commission receivable of $1,038,414 and $1,022,905 at December 31, 2013 and June 30, 2013, respectively, is included in accounts receivable in the consolidated balance sheets. Commission income of $3,062,072 and $3,224,415, respectively, and $6,164,112 and $6,474,980, respectively, is included in revenues in the consolidated statements of income and other comprehensive income for the three and six months ended December 31, 2013 and 2012, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

6.       NOTES RECEIVABLE (CONTINUED)

Notes receivable at December 31, 2013 and June 30, 2013 consists of the following:

	December 31, 2013	June 30, 2013

Notes receivable	$7,156,077	$8,052,963
Less: discount for interest	(178,282)	(231,994)

	6,977,795	7,820,969
Less: current portion	(1,896,704)	(1,856,954)

Non-current portion	$5,081,091	$5,964,015

Future maturities of notes receivable as of December 31, 2013 are as follows:

Year Ending December 31,	Annual Amount

2014	$1,896,704
2015	1,932,253
2016	1,775,748
2017	661,242
2018	632,758
Thereafter	79,090

$6,977,795

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts.  The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectibility of individual balances, it will provide an allowance, if necessary.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

All land in China is government owned and cannot be sold to any individual or company.  The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost for the period from December 2, 2005 to December 1, 2015.  On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land effective from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $6,053,200 and $6,039,800 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2013 and June 30, 2013, respectively. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000).  The related prepayment of $3,803,700 and $3,999,600 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2013 and June 30, 2013, respectively.  The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

7.       LEASES (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, effective from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,393,682 and $12,366,666 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2013 and June 30, 2013, respectively. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

Rent expense charged to operations for the three months ended December 31, 2013 and 2012 was $215,071 and $0, respectively, and was $430,142 and $7,128 for six months then ended.

8.       RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $534,924 and $385,156 as of December 31, 2013 and June 30, 2013, respectively, are reflected as stockholder loans in the consolidated balance sheets.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

9.       INCOME TAXES

The provision for income taxes consisted of the following for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Current	$-	$-	$-	$-
Deferred	2,218,138	1,764,705	4,364,279	3,598,129

	$2,218,138	$1,764,705	$4,364,279	$3,598,129

The following table reconciles the effective income tax rates with the statutory rates for the three months ended December 31:

	2013	2012

As calculated at the statutory rate	25.00%	25.00%
Other	(0.14%)	(0.09%)

Effective income tax rate	24.86%	24.91%

The following table reconciles the effective income tax rates with the statutory rates for the six months ended December 31:

	2013	2012

As calculated at the statutory rate	25.00%	25.00%
Other	(0.96%)	0.72%

Effective income tax rate	24.04%	25.72%

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

9.       INCOME TAXES (CONTINUED)

The laws of China permit the carry forward of net operating losses for a period of five years.  Undistributed earnings from Xinhua Cattle and Yulong Cattle are not taxable until such earnings are actually distributed.

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2013	June 30, 2013

Net operating loss carryforwards	$326,986	$291,041
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(24,667,521)	(19,979,946)

Net deferred tax (liabilities)	$(25,770,934)	$(21,119,304)

At December 31, 2013 and June 30, 2013, Zhongxian Information had an unused operating loss carry-forward of approximately $1,308,000 and $1,164,000, respectively, expiring in various years through 2018.

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

Five customers for the sale of milk accounted for approximately 100% of milk sales for the three and six months ended December 31, 2013 and 2012, respectively. The same five customers also accounted for approximately 78% and 77% of accounts receivable at December 31, 2013 and June 30, 2013, respectively.

Thirty nine farmers accounted for the notes receivable at December 31 and June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of operations and financial condition of the Company for the three months and six months ended December 31, 2013 and 2012. Such discussion and analysis should be read in conjunction with our interim consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We operate our business in China through, our variable interest entity, Zhongxian Information and its two subsidiaries, Xinhua Cattle and Yulong Cattle. We are capable of producing approximately 207 tons fresh milk a day and, our 39 exclusive partners expand our daily production capacity by approximately 245 tons. As a by-product of the fresh milk production, we also make and sell organic fertilizer. In June 2011, in addition to fresh milk and organic fertilizer, we started to sell our milk cows to local farmer in exchange for monthly payments from the local farmers, which represent either installment payment including interest for milk cow purchase price, or a mix of purchase price and commissions for our assistance in selling fresh milk produced by local farmers.

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

Zhongxian Information was incorporated in China in January 2005. In February 2006, Zhongxian Information acquired 99% equity interest of Xinhua Cattle, a company incorporated in China in December 2005. Xinhua Cattle, located in Qiqihar, Heilongjiang Province, in northeast China, engages in cow breading and fresh milk productions.

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

On March 16, 2012, the Board of Directors adopted the China Modern Agricultural Information, Inc. Stock Incentive Plan (the “Plan”).    The purpose of the Plan was to attract, motivate and retain top-quality directors, officers, employees, consultants, advisers and independent contractors, provide substantial incentives, to act in the best interests of the stockholders of the Company and to reward extraordinary effort.    The awards under the Plan may be in the form of stock options, restricted stock, restricted stock units or performance share units.    The total number of shares of Stock reserved for distribution under the Plan was 3,000,000.

On April 16, 2012, we granted 3,000,000 shares of restricted stock under the Plan to our employees and the shares were issued on April 27, 2012.    The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the year ended June 30, 2012. There are currently no shares available to be issued.

Recent Development

Bulk sales of milk cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, after initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows is included in notes receivable in the accompanying consolidated balance sheets as of December 31, 2013 and June 30, 2013. In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk.  We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. At December 31, 2013, we had 18,655 cows, among which, 13,633 cows are reared by local farmers, 400 cows are reared by our variable interest entity Xinhua Cattle, and 4,622 cows are reared by Yulong Cattle.

Starting the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from $32 to $46 for baby cows, $46 to $57 for pre-adult cows, $49 to $62 for young cows, and $73 to $88 for adult cows, respectively. The feeding fee also increased from $4.90 to $8.10 per baby cow, $8.10 to $11.30 per pre-adult cow, $13.00 to $16.20 per young cow and $29.20 to $32.40 per adult cow. The increase in feeding costs was the main reason that we disposed of a large number of our cows. The bulk sales of milk cows provides us with a new revenue stream with relatively low direct costs after the local farmers assumed the milk production function.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

o   Dairy Industry Growth. We believe the market for dairy products in China will continue to grow, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that we will see a further increase in the demand for fresh milk.

o    Production Capacity. Our revenue is largely driven by our production capacity. Production capacity in this industry is determined by variety, aging and number of adult cows. In November 2011, we acquired Yulong Cattle, which increased the number of our cows by 3,800 and improved our production capacity by approximately 90 tons per day.

o   Raw Material Supply and Prices. The per unit cost of fresh milk is impacted by price volatility of our raw material and feeding expenses in the China markets.  In response to the increased cost, we leased the 16,666,750 square meters grassland in October 2011 and 427,572 square meters land in February 2013.  In addition, we leased 250,000 square meters of land in May 2013.  We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information. Financial information is presented for the three and six months ended December 31, 2013 and 2012.

Comparison of Three and Six Months Ended December 31, 2013 and 2012

The following table sets forth certain information regarding our results of operations for the three months ended December 31, 2013 and 2012.

	For the three months ended December 31,
			Change
	2013	2012	Amount	%
Revenue	$14,321,971	$11,302,842	$3,019,129	27%
Cost of goods sold	(5,249,225)	(4,136,219)	(1,113,006)	27%
Gross profit	9,072,746	7,166,623	1,906,123	27%
Operating expenses	288,509	281,689	6,820	2%
Operating income/(loss)	8,784,237	6,884,934	1,899,303	28%
Other income and expenses	138,277	200,610	(62,333)	(31%)
Income before income tax	8,922,514	7,085,544	1,836,970	26%
Provision for income tax	2,218,138	1,764,705	453,433	26%
Net income before noncontrolling interests	6,704,376	5,320,839	1,383,537	26%
Noncontrolling interests	(68,771)	(48,368)	(20,403)	42%
Net income attributable to common stockholders’	$6,635,605	$5,272,471	$1,363,134	26%

The following table sets forth certain information regarding our results of operations for the six months ended December 31, 2013 and 2012.

	For the six months ended December 31,
			Change
	2013	2012	Amount	%
Revenue	$28,171,434	$22,220,755	$5,950,679	27%
Cost of goods sold	(9,697,001)	(8,032,651)	(1,664,350)	21%
Gross profit	18,474,433	14,188,104	4,286,329	30%
Operating expenses	605,998	571,119	34,879	6%
Operating income/(loss)	17,868,435	13,616,985	4,251,450	31%
Other income and expenses	282,622	374,311	(91,689)	(24%)
Income before income tax	18,151,057	13,991,296	4,159,761	30%
Provision for income tax	4,364,279	3,598,129	766,150	21%
Net income before noncontrolling interests	13,786,778	10,393,167	3,393,611	33%
Noncontrolling interests	(134,696)	(102,314)	(32,382)	32%
Net income attributable to common stockholders’	$13,652,082	$10,290,853	$3,361,229	33%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $14,321,971 and $28,171,434 for the three and six months ended December 31, 2013, respectively, an increase of $3,019,129 or 27% and $5,950,679 or 27%, compared to $11,302,842 and $22,220,755 for the three and six months ended December 31, 2012, respectively. Such increases were directly related to an increase of 2,562 in the number of our milk cows compared to the same period in 2012. Additionally, we believe that the acquisition of Yulong Cattle in November 2011 has continued to drive the increases of our total revenue.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively, for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31,
			Change
	2013	2012	Amount	%
Sales of natural milk	$11,250,331	$8,078,427	$3,171,904	39%
Sales commission	3,071,640	3,224,415	(152,775)	(5%)
Total revenue	$14,321,971	$11,302,842	$3,019,129	$27%

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively, for the six months ended December 31, 2013 and 2012:

	For the six months ended December 31,
			Change
	2013	2012	Amount	%
Sales of natural milk	$21,997,754	$15,745,775	$6,251,979	40%
Sales commission	6,173,680	6,474,980	(301,300)	(5%)
Total revenue	$28,171,434	$22,220,755	$5,950,679	27%

For the three months ended December 31, 2013, our revenue generated from natural milk sales was $11,250,331 which represented an increase of $3,171,904 or 39% compared to $8,078,427 for the three months ended December 31, 2012. For the six months ended December 31, 2013, our revenue generated from natural milk sales was $21,997,754 which represented an increase of $6,251,979 or 40% compared to $15,745,775 for the six months ended December 31, 2012. Two factors are considered to have primary led to such increases: First, the average milk selling price increased from $0.55 per kg to $0.56 per kg, an increase of $0.01 per kg or 2%; Second, the number of our milk cows increased by 2,562 from the same period of 2012.

The following table sets forth information regarding the number of milk cows and the revenue per cow for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31,
			Change
	2013	2012	Amount	%
Sales of natural milk	$11,250,331	$8,078,427	$3,171,904	39%
Average number of milk cows	9,209	6,585	2,624	40%
Revenue from per milk cow	$1,222	$1,227	$(5)	-%

The following table sets forth information regarding the number of milk cows and the revenue per cow for the six months ended December 31, 2013 and 2012:

	For the six months ended December 31,
			Change
	2013	2012	Amount	%
Sales of natural milk	$21,997,754	$15,745,775	$6,251,979	40%
Average number of milk cows	9,008	6,446	2,562	40%
Revenue from per milk cow	$2,442	$2,443	$(1)	-%

The revenue per milk cow was $1,222 for the three months ended December 31, 2013 compared to $1,227 for the three months ended December 31, 2012, a slight decrease of $5. The revenue per milk cow was $2,442 for the six months ended December 31, 2013 compared to $2,443 for the six months ended December 31, 2012, a slight decrease of $1. The average quantity of milk cows increased to 9,209 and 9,008 for the three and six months ended December 31, 2013, respectively, from 6,585 and 6,446 for the three and six months ended December 31, 2012, respectively, an increase of 2,624 or 40% and 2,562 or 40%, respectively.

However, the sales commissions from local farmers decreased by $152,775 or 5% to $3,071,640 for the three months ended December 31, 2013 from $3,224,415 for the three months ended December 31, 2012 and by $301,300 or 5% to $6,173,680 for the six months ended December 31, 2013 from $6,474,980 for the six months ended December 31, 2012. We believe that the daily production of the group of milk cows owned by local farmers have peaked and begun to decline.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. After the shift of milk production and distribution functions from us to local farmers, our direct costs have been reduced as a result of lowered feeding food costs and, we have seen a marked improvement in our margins comparing the past two years to 2011.

The following table sets forth information regarding the cost of goods sold and the cost per milk cow for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31,
			Change
	2013	2012	Amount	%
Cost of goods sold	$(5,249,225)	$(4,136,219)	$(1,113,006)	27%
Average number of milk cows	9,209	6,585	2,624	40%
Cost per milk cow	$570	$628	$(58)	(9)%

The following table sets forth information regarding the cost of goods sold and the cost per milk cow for the six months ended December 31, 2013 and 2012:

	For the six months ended December 31,
			Change
	2013	2012	Amount	%
Cost of goods sold	$(9,697,001)	$(8,032,651)	$1,664,350）	21%
Average number of milk cows	9,008	6,446	2,562	40%
Cost per milk cow	$1,076	$1,246	$(170)	(14%)

The cost per milk cow decreased to $570 for the three months ended December 31, 2013, which represented a decrease of $58 or 9% compared to $628 for the three months ended December 31, 2012. The cost per milk cow decreased to $1,076 for the six months ended December 31, 2013, which represented a decrease of $170 or 14% compared to $1,246 for the six months ended December 31, 2012. The decreases were due to the save in our cost when an increasing number of cows are fed by local farmers. As a result, the cost per milk cow decreased accordingly.

Gross profit margin

Our gross profit margin remained 63% for the three months ended December 31, 2013 and 2012. Our gross profit margin increased to 66% for the six months ended December 31, 2013 from 64% for the six months ended December 31, 2012. The main reason for such increase was the decrease in the feeding cost per milk cow.

Operating expenses

Our operating expenses increased to $288,509 for the three months ended December 31, 2013 from $281,689 for the three months ended December 31, 2012, an increase of $6,820 or 2%. Our operating expenses increased to $605,998 for the six months ended December 31, 2013 from $571,119 for the six months ended December 31, 2012, an increase of $34,879 or 6%. Our operating expenses primarily consist of human resource cost, depreciation, professional fees associated with filings required by the securities laws of the United States and business taxes, etc. We incurred $170,949 and $179,991, respectively, and $344,663 and $342,519, respectively, in business tax for the three and six months ended December 31, 2013 and 2012. We classified these business taxes as selling expenses, as part of operating expenses.

Operating income

As a result of the foregoing, we had operating income of $8,784,237 and 17,868,435 for the three and six months ended December 31, 2013, respectively, representing an increase of $1,899,303 or 22% and $4,251,450 or 24%, respectively, as compared to operating income of $6,884,934 and 13,616,985 for the three and six months ended December 31, 2012, respectively.

Non-operating income

For the three months ended December 31, 2013, non-operating income primarily consists of interest income of $138,277 on the outstanding notes receivable from the local farmers. For the three months ended December 31, 2012, non-operating income primarily consists of the interest income of $169,190 on the outstanding notes receivable from the local farmers and a government subsidy of $118,800, offset by loss incurred from disposing biological properties of $87,380. For the six months ended December 31, 2013, non-operating income primarily consists of interest income of $282,622 on the outstanding notes receivable from the local farmers. For the six months ended December 31, 2012, non-operating income primarily consists of the interest income of $344,053 on the outstanding notes receivable from the local farmers and a government subsidy of $118,800, offset by loss incurred from disposing biological properties of $88,542.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $2,218,138 and $1,764,705, respectively, and 4,364,279 and $3,598,129, respectively, for the three and six months ended December 31, 2013 and 2012, primarily representing enterprise income taxes on the income of Zhongxian Information. Net income before non-controlling interests was $6,704,376 and $5,320,839, respectively, and $13,786,778 and $10,393,167, respectively, for the three and six months ended December 31, 2013 and 2012, which represented an increase in $1,383,537 or 26% and $3,393,611 and 33%, respectively. In addition, we own 99% of Xinhua’s equity interest. As a result, net income attributed to the 1% minority interest shareholder was $68,771 and $48,368, respectively, and $134,696 and $102,314, respectively, for the three and six months ended December 31, 2013 and 2012; Net income attributed to the shareholders of our Company was $6,635,605 representing $0.12 per share and $5,272,471 representing $0.10 per share, respectively, and $13,652,082 representing $0.26 per share and $10,290,853 representing $0.19 per share for the three and six months ended December 31, 2013 and 2012, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts are translated using the exchange rate in effect at the balance sheet dates. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts are translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended December 31, 2013 and 2012, foreign currency translation adjustments of $468,467 and $100,899, respectively, and $895,841 and $109,751, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

We had $41,733,183 and $25,147,474 in cash and net working capital of $48,761,348 and $31,591,367 at December 31, 2013 and June 30, 2013, respectively. At December 31, 2013 and June 30, 2013, we had no bank debt but funds owed to shareholders of $534,924 and $385,156, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States. Due to certain restrictions on overseas fund transfers, these amounts came mostly from personal bank accounts of our stockholders.

Operating activities

During the six months ended December 31, 2013, our operating activities provided $18,695,847 in net cash, compared to $14,289,477 during the six months ended December 31, 2012. The net cash provided in the six months ended December 31, 2013 was materially more than our net income, primarily a result of the increase in deferred income tax liabilities of $4,364,279.

Investing activities

During the six months ended December 31, 2013, our investing activities provided a cash outflow of $2,970,531 compared with a cash outflow of $2,677,577 for the six months ended December 31, 2012. The food costs and feeding expenses for immature biological properties used cash of $3,912,396 and $3,496,018 for the six months ended December 31, 2013 and 2012, respectively. Conversely, we received cash of $934,223 and $895,596 during the six months ended December 31, 2013 and 2012, respectively, from collecting notes receivable relating to the disposal of biological properties in 2011. Also, for the six months ended December 31, 2012 we spent $143,081 in purchasing property, plant and equipment.

Financing activities

Our financing activities mainly included receiving proceeds from stockholders and repayment to stockholders. For the six months ended December 31, 2013 and 2012, we received from stockholders $145,275 and $84,100, respectively. For the six months ended December 31, 2013 and 2012, we repaid  $1,161 and $37,462 to our stockholders, respectively.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: February 14, 2014	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2014	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)