Form 10-Q
period 2014-03-31
China Modern Agricultural Information, Inc.
filed 2014-05-20
CIK 1479526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at May 16, 2014.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Jiasheng Consulting” refers to Jiasheng Consulting Managerial Co., Ltd., a PRC company;
●	“Operating Company or Operating Companies” refers to Value Development Holding, Value Development Group, Jiasheng Consulting, Zhongxian Information, Xinhua Cattle, and Yulong Cattle.
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Yulong Cattle” refers to ShangzhiYulong Cattle Co., Ltd., a PRC company;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Value Development Holding” refers to Value Development Holding Limited., a British Virgin Islands company;
●	“Value Development Group” refers to Value Development Group Limited, a Hong Kong company;
●	“Xinhua Cattle” refers to Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company;
●	“Zhongxian Information” refers to Heilongjiang Zhongxian Information Co., Ltd., a PRC company;

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA MODERN AGRICULTURAL
INFORMATION, INC. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Three and Nine Months Ended March 31, 2014 and 2013

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

CONTENTS	PAGE

Consolidated FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-1 - F-2

Consolidated Statements of Income and Other Comprehensive Income	F-3 - F- 5

Consolidated Statements of Changes in Stockholders’ Equity	F- 6

Consolidated Statements of Cash Flows	F-7 - F-8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-32

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND JUNE 30, 2013 (IN U.S.$)

ASSETS	March 31, 2014	June 30, 2013
	(Unaudited)
Current assets
Cash	$47,872,939	$25,147,474
Accounts receivable	5,140,467	4,440,330
Inventories	1,940,425	271,814
Interest receivable	328,328	252,658
Notes receivable, current portion	1,885,230	1,856,954

Total current assets	57,167,389	31,969,230

Property, plant and equipment	4,760,114	4,742,505
Less: accumulated depreciation	(1,205,634)	(976,409)

Property, plant and equipment, net	3,554,480	3,766,096

Other assets
Notes receivable	4,566,892	5,964,015
Prepaid expenses	361,360	324,982
Prepaid land lease	21,845,631	22,406,066
Biological assets, net	30,631,401	25,985,004

Total other assets	57,405,284	54,680,067

TOTAL ASSETS	$118,127,153	$90,415,393

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2014 AND JUNE 30, 2013 (IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2014	June 30, 2013
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$327,076	$317,689
Stockholder loans	625,756	385,156

Total current liabilities	952,832	702,845

Deferred income taxes	27,797,398	21,119,304

Total liabilities	28,750,230	21,822,149

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	78,346,732	57,923,943
Statutory reserve fund	792,174	792,174
Other comprehensive income	3,492,307	3,337,635

Sub-total	88,535,483	67,958,022

Non-controlling interests	841,440	635,222

Total stockholders’ equity	89,376,923	68,593,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,127,153	$90,415,393

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Revenues
Milk sales	$11,708,023	$8,419,547	$33,705,777	$24,165,322
Sales commission	2,998,975	3,078,318	9,172,655	9,553,298

Total revenues	14,706,998	11,497,865	42,878,432	33,718,620
Cost of goods sold	(5,455,703)	(4,326,146)	(15,152,704)	(12,358,797)

Gross profit	9,251,295	7,171,719	27,725,728	21,359,823

Operating expenses
Selling and marketing	189,467	193,053	575,749	598,592
General and administrative	87,351	102,582	307,067	268,162

Total operating expenses	276,818	295,635	882,816	866,754

Operating income	8,974,477	6,876,084	26,842,912	20,493,069

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Other income and expenses
Other non-operating income	131,635	196,617	414,257	659,470
Other non-operating (expense)	-	(37,157)	-	(125,699)

Total other income	131,635	159,460	414,257	533,771

Income before income taxes	9,106,112	7,035,544	27,257,169	21,026,840
Provision for income taxes	2,263,883	1,751,619	6,628,162	5,349,748

Net income before non-controlling interests	6,842,229	5,283,925	20,629,007	15,677,092
Non-controlling interests	(71,522)	(49,843)	(206,218)	(152,157)

Net income attributable to common stockholders	6,770,707	5,234,082	20,422,789	15,524,935

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Other comprehensive income:
Foreign currency translation adjustment	(741,169)	307,656	154,672	417,407

Total comprehensive income	$6,029,538	$5,541,738	$20,577,461	$15,942,342

Earnings per common share, basic and diluted	$0.13	$0.10	$0.38	$0.29

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2014 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2013	$53,100	$5,851,170	$57,923,943	$792,174	$635,222	$3,337,635	$68,593,244

Net income	-	-	20,422,789	-	206,218	-	20,629,007
Other comprehensive income	-	-	-	-	-	154,672	154,672

Balance, March 31, 2014 (unaudited)	$53,100	$5,851,170	$78,346,732	$792,174	$841,440	$3,492,307	$89,376,923

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (IN U.S. $)

	2014	2013

Cash flows from operating activities
Net income before non-controlling interests	$20,629,007	$15,677,092
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Amortization of prepaid land leases	646,403	356,850
Depreciation	1,646,314	1,203,717
Deferred income taxes	6,628,162	5,349,748
Loss from sale of biological assets	-	153,678
Change in operating assets and liabilities
(Increase)in accounts receivable	(700,137)	(531,692)
(Increase)in inventories	(1,668,611)	(104,005)
(Increase)decrease in prepaid expenses	(36,378)	9,503
(Increase)decrease in interest receivable	(75,670)	86,908
Increase in accrued expenses and other payables	9,387	33,839

Net cash provided by operating activities	27,078,477	22,235,638

Cash flows from investing activities
Prepayment for land use right	-	(12,264,768)
Collection of notes receivable	1,403,920	1,345,090
Proceeds from sales of biological assets	12,380	74,558
Purchase of property, plant and equipment	-	(144,096)
(Increase) in biological assets	(6,005,721)	(5,311,541)

Net cash (used in) investing activities	(4,589,421)	(16,300,757)

Cash flows from financing activities
Proceeds from stockholder loans	241,365	119,686
Repayment of stockholder loans	(1,163)	(37,509)

Net cash provided by financing activities	240,202	82,177

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (IN U.S. $)

	2014	2013

Effect of exchange rate changes on cash	(3,793)	303,260

Net increase in cash	22,725,465	6,320,318
Cash, beginning of period	25,147,474	16,941,737

Cash, end of period	$47,872,939	$23,262,055

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

1.            ORGANIZATION

China Modern Agricultural Information, Inc. (the “Company”),formerly known as Trade Link Wholesalers, Inc. (“Trade Link”), was incorporated on December 22, 2008 under the laws of the State of Nevada.  On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada to effect the name change from Trade Link to China Modern Agricultural Information, Inc.

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

On January 28, 2011, Value Development through its wholly ownedsubsidiaries, Value Development Group Limited completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company. Jiasheng Consulting has entered into Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”).Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr.Youliang holds a 38% equity interest in Zhongxian Information.Pursuant to theVIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls all management responsibilities of Zhongxian Information.The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax. Additionally, Zhongxian Information’s stockholders have pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of consulting and service fees provided through an Equity Pledge Agreement.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

On November 23, 2011, Zhongxian Information acquired 100% of the equity of ShuangzhiYulong Co., Ltd. (“Yulong Cattle”) from Yulong Cattle’s original stockholders for consideration of 9,000,000 shares of the Company’s common stock and cash consideration of $4,396,000.

Yulong Cattle was a privately held company in China engaged in the acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

1.             ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its wholly owned subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and their 99% owned subsidiary, Xinhua Cattle and its100% owned subsidiary, Yulong Cattle from November 23, 2011, the date of acquisition. The Company is the primary beneficiary of the VIE and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The unaudited interim consolidated financial statements of the Company as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2014.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	March 31, 2014	June 30, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1622	0.1616

	For the three months Ended March 31,		For the nine months Ended March 31,
	2014	2013	2014	2013

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1634	0.1591	0.1629	0.1586

Foreign currency translation adjustments of ($741,169)and $307,656, for the three months ended March 31, 2014 and 2013,respectively, and $154,672and $417,407, for the nine months then ended, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

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
MARCH 31, 2014 AND 2013 (UNAUDITED)

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
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement”specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

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
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

Advertising Costs

Advertising costs are charged to operations when incurred. No advertising costs were incurred for the three and nine months ended March 31, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required. Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at March 31, 2014 and June 30, 2013, to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories.  Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as ofMarch31, 2014 and June 30,2013.

Prepaid Expenses

Prepaid expenses as of March 31, 2014 and June 30, 2013mainly represent the prepayments of approximately $360,000 and $320,000 for consulting services, respectively.

Prepaid Land Lease

Prepaid land lease represents the prepayment of $21,845,631 and $22,406,066 for grassland rental, as of March 31, 2014 and June 31, 2013, respectively. (see Note 7).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditure that substantially increase the assets value or extend the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (Continued)

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to10 years
Building and building improvements	10 to20 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment”(“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the future undiscounted cash flows attributable to the asset.  No impairment of long-lived assets was recognized for the three and nine months ended March 31, 2014 and 2013.

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
MARCH 31, 2014 AND 2013 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or weighted average immature biological assets transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. For the three months endedMarch 31, 2014 and 2013, losses of $894and $0, respectively, and losses of $4,045 and $0for the nine months then ended, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and nine months ended March 31, 2014 and 2013.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”(“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong Cattle. At March 31, 2014 and June 30, 2013, undistributed earnings allocated to Zhongxian Information were approximately $106,700,000 and $79,800,000, respectively.

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

The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of March 31, 2014 and June 30, 2013, the Company does not have a liability for any uncertain tax positions.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of the various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended March 31, 2014 and 2013.

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
MARCH 31, 2014 AND 2013 (UNAUDITED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended March 31, 2014 and 2013.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of March 31, 2014 and June 30, 2013, the applicable statutory reserve funds are fully funded.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications had no effect on previously reported earnings.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2014, the FASB issued ASU No. 2014-06, “Technical Corrections and Improvements Related to Glossary Terms”.  This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms.  The adoption of this pronouncement, effective March 14, 2014, did not have a material effect on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward”, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and did not have a material impact on the Company's consolidated financial statements.

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial condition or results of operations.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

4.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2014	June 30, 2013

Machinery and equipment	$415,476	$413,940
Automobiles	105,034	104,645
Building and building improvements	4,239,604	4,223,920

	4,760,114	4,742,505
Less: accumulated depreciation	(1,205,634)	(976,409)

Property, plant and equipment, net	$3,554,480	$3,766,096

Depreciation expense charged to operations for the three months ended March 31, 2014 and 2013 was $75,866and $74,669, respectively, and$226,574and $205,053, for the nine months then ended, respectively.

5.            BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31, 2014	June 30, 2013

Immature biological assets	$18,001,937	$14,628,840
Mature biological assets	16,627,128	13,930,630

	34,629,065	28,559,470
Less: accumulated depreciation	(3,997,664)	(2,574,466)

Biological assets, net	$30,631,401	$25,985,004

Depreciation expense for three months ended March 31, 2014 and 2013 was $486,853and $363,506, respectively,and$1,419,740and $998,664 for the nine months then ended, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

6.            NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.  Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively. The cost and accumulated depreciation were removed from the accounts and a gain was recognized.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid per year. The related receivable is recorded at its present value at a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of their monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal and interest for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. During the three months ended March 31, 2014 and 2013, the Company received principal and interest payments of $503,232 and $387,887, respectively, and $1,524,957 and $1,654,537 for the nine months then ended, respectively. Commission income for the three months ended March 31, 2014 and 2013, was $2,457,225 and $2,897,153, respectively, and $7,530,261 and $8,571,467 for the nine months then ended, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of March 31, 2014 and June 30,2013. The related commission receivable of $1,028,421 and $1,022,905 at March 31, 2014 and June 30, 2013, respectively, is included in accounts receivable in the consolidated balance sheets. Commission income of $2,998,975 and $3,078,318, respectively, and $9,172,655 and $9,553,298, respectively, is included in revenues in the consolidated statements of income and other comprehensive income for the three and nine months ended March 31, 2014 and 2013, respectively.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

6.            NOTES RECEIVABLE (CONTINUED)

Notes receivable at March 31, 2014 and June 30, 2013 consists of the following:

	March 31, 2014	June 30, 2013

Notes receivable	$6,600,828	$8,052,963
Less: discount for interest	(148,706)	(231,994)

	6,452,122	7,820,969
Less: current portion	(1,885,230)	(1,856,954)

Non-current portion	$4,566,892	$5,964,015

Future maturities of notes receivable as of March 31, 2014 are as follows:

Year Ending March 31,	Annual Amount

2015	$1,885,230
2016	1,921,472
2017	1,469,155
2018	627,343
2019	548,922

$6,452,122

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

7.            LEASES

The Company leases an office at no cost from an unrelated third party.  On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015.  The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company.  The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost for the period from December 2, 2005 to December 1, 2015.  On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land effective from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,970,987and $6,039,800 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2014 and June 30, 2013, respectively. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

On October 9, 2011, the Company entered into an operating lease, effective from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land.  The lease required the Company to prepay the ten year rental of RMB30,000,000 (US$4,686,000). The related prepayment of $3,649,500 and $3,999,600is included in prepaid land lease in the consolidated balance sheets as of March 31, 2014 and June 30, 2013, respectively. The lease provides for renewal options. Pursuant to the lease, the Company has the right to occupy, use, and transfer the land leased during the lease term.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

7.            LEASES (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, effective from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,225,144 and $12,366,666 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2014 and June 30, 2013, respectively. The lease provides for renewal options.  Pursuant to the lease, the Company has the right to occupy and use the land leased during the lease term.

Rent expense charged to operations for the three months ended March 31, 2014 and 2013 was $216,261and $135,963, respectively, and was $646,403 and $356,850 for nine months then ended.

8.            RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $625,756 and $385,156 as of March 31, 2014and June 30, 2013, respectively, are reflected as stockholder loans in the consolidated balance sheets.

CHINA MODERN AGRICULTURAL INFORMATION, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2014 AND 2013 (UNAUDITED)

9.       INCOME TAXES

The provision for income taxes consisted of the following for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Current	$-	$-	$-	$-
Deferred	2,263,883	1,751,619	6,628,162	5,349,748

	$2,263,883	$1,751,619	$6,628,162	$5,349,748

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	2014	2013

As calculated at the statutory rate	25.00%	25.00%
Other	(0.14%)	(0.10%)

Effective income tax rate	24.86%	24.90%

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended March 31:

	2014	2013

As calculated at the statutory rate	25.00%	25.00%
Other	(0.68%)	0.44%

Effective income tax rate	24.32%	25.44%

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
MARCH 31, 2014 AND 2013 (UNAUDITED)

9.       INCOME TAXES (CONTINUED)

The laws of China permit the carry forward of net operating losses for a period of five years.  Undistributed earnings from Xinhua Cattle and Yulong Cattle are not taxable until such earnings are actually distributed.

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2014	June 30, 2013

Net operating loss carryforwards	$334,779	$291,041
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(26,701,778)	(19,979,946)

Net deferred tax (liabilities)	$(27,797,398)	$(21,119,304)

At March 31, 2014 and June 30, 2013, Zhongxian Information had an unused operating loss carry-forward of approximately $1,339,000 and $1,164,000, respectively, expiring in various years through 2019.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years from 2008 to 2013 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are generally not subject to examination by the tax authorities for tax years before 2011.

10.    CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers that purchased our milk accounted for 100% of milk sales for the three and nine months ended March 31, 2014 and 2013, respectively. The same five customers accounted for approximately 80% and 77% of accounts receivable at March 31, 2014 and June 30, 2013, respectively.

Thirty nine farmers accounted for the notes receivable at March 31, 2014 and June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of operations and financial condition of the Company for the three months and nine months ended March 31, 2014 and 2013. Such discussion and analysis should be read in conjunction with our interim consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this quarterly report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We operate our business in China through, our variable interest entity, Zhongxian Information and its two subsidiaries, Xinhua Cattle and Yulong Cattle. We are capable of producing approximately 207 tons fresh milk a day and, our 39 exclusive partners expand our daily production capacity by approximately 245 tons. As a by-product of the fresh milk production, we also make and sell organic fertilizer. In June 2011, in addition to fresh milk and organic fertilizer, we started to sell our milk cows to local farmer in exchange for monthly payments from the local farmers, which represent either installment payments  including interest for the milk cow purchase price, or a mix of purchase price installments and commissions for our assistance in selling fresh milk produced by local farmers.

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

On January 28, 2011, Value Development acquired Jiasheng Consulting.  Jiasheng Consulting has a series of contractual arrangements with Zhongxian Information, of which Mr. Zhengxin Liu, our Chief Human Resource Officer holds 62% equity interest, and Mr. Youliang  Wang, our Chief Executive Officer holds 38% equity interest. Pursuant to the contractual arrangements, Jiasheng Consulting has the contractual right to manage Zhongxian Information. The contractual arrangements consist of a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement. Pursuant to the exclusive consulting and services agreement, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax. Pursuant to the equity pledge agreement, Zhongxian Information’s stockholders pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in the equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005. In February 2006, Zhongxian Information acquired a 99% equity interest of Xinhua Cattle, a company incorporated in China in December 2005. Xinhua Cattle, located in Qiqihar, Heilongjiang Province, in northeast China, engages in cow breading and fresh milk production.

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest in of Yulong Cattle in exchange for (i) the issuance of 9,000,000 shares of our common stock, and (ii) a cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, in northeast China, is a livestock company that engages in cow breeding and fresh milk distribution, and primarily generates its revenue from the sale of fresh milk.

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

Bulk sales of milk cows

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, after initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows are included in notes receivable in the accompanying consolidated balance sheets as of March 31, 2014 and June 30, 2013.  In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk.    We  also  entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. At March 31, 2014, we had 19,593 cows, among which, 14,317 cows are reared by local farmers, 400 cows are reared by our variable interest entity Xinhua Cattle, and 4,876 cows are reared by Yulong Cattle.

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

o      Raw Material Supply and Prices. The per-unit cost of fresh  milk is impacted by price volatility of our raw material and feeding expenses in the China markets.    In response to the increased cost, we leased the 16,666,750 square meters grassland in October 2011 and 427,572 square meters land in February 2013.    In addition, we leased 250,000 square meters of land in May 2013.    We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information. Financial information is presented for the three and nine months ended March 31, 2014 and 2013.

Comparison of Three and Nine Months Ended March 31, 2014 and 2013

The following table sets forth certain information regarding our results of operations for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
			Change
	2014	2013	Amount	%
Revenue	$14,706,998	$11,497,865	$3,209,133	28%
Cost of goods sold	(5,455,703)	(4,326,146)	(1,129,557)	26%
Gross profit	9,251,295	7,171,719	2,079,576	29%
Operating expenses	276,818	295,635	(18,817)	(6	) %
Operating income	8,974,477	6,876,084	2,098,393	31%
Other income and expenses	131,635	159,460	(27,825)	(17%)
Income before income tax	9,106,112	7,035,544	2,070,568	29%
Provision for income taxes	2,263,883	1,751,619	512,264	29%
Net income before noncontrolling interests	6,842,229	5,283,925	1,558,304	29%
Noncontrolling interests	(71,522)	(49,843)	(21,679)	43%
Net income attributable to common stockholders’	$6,770,707	$5,234,082	$1,536,625	29%

The following table sets forth certain information regarding our results of operations for the nine months ended March 31, 2014 and 2013.

	For the nine months ended March 31,
			Change
	2014	2013	Amount	%
Revenue	$42,878,432	$33,718,620	$9,159,812	27%
Cost of goods sold	(15,152,704)	(12,358,797)	(2,793,907)	23%
Gross profit	27,725,728	21,359,823	6,365,905	30%
Operating expenses	882,816	866,754	16,062	2%
Operating income	26,842,912	20,493,069	6,349,843	31%
Other income and expenses	414,257	533,771	(119,514)	(22%)
Income before income tax	27,257,169	21,026,840	6,230,329	30%
Provision for income taxes	6,628,162	5,349,748	1,278,414	24%
Net income before noncontrolling interests	20,629,007	15,677,092	4,951,915	32%
Noncontrolling interests	(206,218)	(152,157)	(54,061)	36%
Net income attributable to common stockholders’	$20,422,789	$15,524,935	$4,897,854	32%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $14,706,998 and $42,878,432 for the three and nine months ended March 31, 2014, respectively, increases of $3,209,133 or 28% and $9,159,812 or 27%, compared to $11,497,865 and $33,718,620 for the three and nine months ended March 31, 2013, respectively. Such increases were driven by an increase of 2,562 in the number of our milk cows compared to the same period in 2013.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively, for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$11,708,023	$8,419,547	$3,288,476	39%
Sales commission	2,998,975	3,078,318	(79,343)	(3%)
Total revenue	$14,706,998	$11,497,865	$3,209,133	28%

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively, for the nine months ended March 31, 2014 and 2013:

	For the nine months ended March 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$33,705,777	$24,165,322	$9,540,455	39%
Sales commission	9,172,655	9,553,298	(380,643)	(4%)
Total revenue	$42,878,432	$33,718,620	$9,159,812	27%

For the three months ended March 31, 2014, our revenue generated from natural milk sales was $11,708,023, which represented an increase of $3,288,476 or 39% compared to $8,419,547 for the three months ended March 31, 2013. For the nine months ended March 31, 2014, our revenue generated from natural milk sales was $33,705,777, which represented an increase of $9,540,455 or 39% compared to $24,165,322 for the nine months ended March 31, 2013. The increases in the segment of natural milk sales were directly related to the increased number of milk cows compared to the same period of 2013.

The following table sets forth information regarding the number of milk cows and the revenue per cow for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$11,708,023	$8,419,547	$3,288,476	39%
Average number of milk cows	9,695	7,035	2,660	38%
Revenue from per milk cow	$1,208	$1,197	$11	1%

The following table sets forth information regarding the number of milk cows and the revenue per cow for the nine months ended March 31, 2014 and 2013:

	For the nine months ended March 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$33,705,777	$24,165,332	$9,540,455	39%
Average number of milk cows	9,237	6,642	2,595	39%
Revenue from per milk cow	$3,649	$3,638	$11	-%

The revenue per milk cow was $1,208 for the three months ended March 31, 2014 compared to $1,197 for the three months ended March 31, 2013, a slight increase of $11. The revenue per milk cow was $3,649 for the nine months ended March 31, 2014 compared to  $3,638 for the nine months ended March 31, 2013, a slight increase of $11. The average quantity of milk cows increased to 9,695 and 9,237 for the three and nine months ended March 31, 2014, respectively, from7,035 and 6,642 for the three and nine months ended March 31, 2013, respectively, an increase of 2,660 or 38% and 2,595 or 39%, respectively.

Despite of the increased number of milk cows, the sales commissions from local farmers decreased by $79,343 or 3% to $2,998,975 for the three months ended March 31, 2014 from $3,078,318 for the three months ended March 31, 2013 and by $380,643 or 4% to $9,172,655 for the nine months ended March 31, 2014 from $9,553,298 for the nine months ended March 31, 2013. The decreases were caused by a decline in the daily milk production of the group of milk cows owned by the local farmers.  We believe that the daily production of these milk cows have peaked and has begun to decline.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Upon the shift of milk production and distribution responsibilities from us to local farmers, our direct costs have been reduced as a result of lowered feeding food costs and, we have seen a marked improvement in our margins comparing the past two years to 2012.

The following table sets forth information regarding the cost of goods sold and the cost per milk cow for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013	Change
			Amount	%
Cost of goods sold	$(5,455,703)	$(4,326,146)	$(1,129,557)	26%
Average number of milk cows	9,695	7,035	2,660	38%
Cost per milk cow	$563	$615	$(52)	(8)%

The following table sets forth information regarding the cost of goods sold and the cost per milk cow for the nine months ended March 31, 2014 and 2013:

	For the nine months ended March 31,
			Change
	2014	2013	Amount	%
Cost of goods sold	$(15,152,704)	$(12,358,797)	$(2,793,907)	23%
Average number of milk cows	9,237	6,642	2,595	39%
Cost per milk cow	$1,640	$1,861	$(221)	(12%)

The cost per milk cow decreased to $563 for the three months ended March 31, 2014, which represented a decrease of $52 or 8% compared to $615 for the three months ended March 31, 2013. The cost per milk cow decreased to $1,640 for the nine months ended March 31, 2014, which represented a decrease of $221 or 12% compared to $1,861 for the nine months ended March 31, 2013. The lowered costs were a direct result of an increasing number of cows being fed by local farmers.

Gross profit margin

Our gross profit margin increase to 63% for the three months ended March 31, 2014 from 62% for the three months ended March 31, 2013. Our gross profit margin increased to 65% for the nine months ended March 31, 2014 from 63% for the nine months ended March 31, 2013. The main reason for such the increases was the decrease in the feeding cost per milk cow.

Operating expenses

Our operating expenses decreased to $276,818 for the three months ended March 31, 2014 from $295,635 for the three months ended March 31, 2013, a decrease of $18,817 or 6%. Our operating expenses increased to $882,816 for the nine months ended March 31, 2014 from $866,754 for the nine months ended March 31, 2013, an increase of $16,062 or 2%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees to Chinese financial advisory company and business taxes, etc. We incurred $167,943 and $191,791, respectively, and $512,597 and $534,310, respectively, in business tax for the three and nine months ended March 31, 2014 and 2013. We classified these business taxes as selling expenses

Operating income

As a result of the foregoing, we had operating income of $8,974,477 and 26,842,912 for the three and nine months ended March 31, 2014, respectively, representing an increase of $2,098,393 or 31% and $6,349,843 or 31%, respectively, as compared to operating income of $6,876,084 and $20,493,069 for the three and nine months ended March 31, 2013, respectively.

Non-operating income

For the three months ended March 31, 2014 & 2013, non-operating income primarily consists of interest income of $131,635 and $162,573 on the outstanding notes receivable from the local farmers.

For the nine months ended March 31, 2014, non-operating income primarily consists of interest income of $414,257 on the outstanding notes receivable from the local farmers. For the nine months ended March 31, 2013, our non-operating income included interest income of $506,550 and a governmental subsidy of $152,920, offset a loss from the disposal of biological properties of $125,699 due to the cold weather.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to an exemption from the full Enterprise Income Tax in China benefiting from a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $2,263,883 and $1,751,619, respectively, and 6,628,162 and $5,349,748, respectively, for the three and nine months ended March 31, 2014 and 2013, primarily representing enterprise income taxes on the income of Zhongxian Information. Net income before non-controlling interests was $6,842,229 and $5,283,925, respectively, and $20,629,007 and $15,677,092, respectively, for the three and nine months ended March 31, 2014 and 2013, which represented increases of $1,558,304 or 29% and of $4,951,915 and 32%, respectively. In addition, we own 99% of Xinhua’s equity interest. As a result, net income attributed to the 1% minority interest shareholder was $71,522 and $49,843, for the three months ended March 31, 2014 and 2013, respectively, and $206,218 and $152,157, for the nine months ended March 31, 2014 and 2013, respectively; Net income attributed to the common shareholders of our Company was $6,635,605 representing $0.13 per share and $5,234,082 representing $0.10 per share for the three months ended March 31, 2014 and 2013, respectively, and $20,422,789 representing $0.38 per share and $15,524,935 representing $0.29 per share, for the nine months ended March 31, 2014 and 2013, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts are translated using the exchange rate in effect at the balance sheet dates.  Equity accounts are translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts are translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and  nine months ended March 31, 2014 and 2013, foreign currency translation adjustments of $(741,169) and $307,656, respectively, and $154,672 and $417,407, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

At March 31, 2014, we had $47,872,939 in cash and $56,214,557 in net working capital; At June 30, 2013, we had $25,147,474 in cash and $31,266,385 in net working capital.  At March 31, 2014 and June 30, 2013, we had no bank debt but funds owed to shareholders of $625,756 and $385,156, respectively. The amounts due to our stockholders were principally used to pay professional fees incurred for being a reporting company in the United States. Due to certain restrictions on overseas fund transfers, these amounts came from the personal bank accounts of our stockholders.

Operating activities

During the nine months ended March 31, 2014, our operating activities provided $27,078,477 in net cash, compared to $22,235,638 during the nine months ended March 31, 2013.  The net cash provided in the nine months ended March 31, 2014 was materially more than our net income, primarily a result of the increase in deferred income tax liabilities of $6,628,162.

Investing activities

During the nine months ended March 31, 2014, our investing activities utilized cash of $4,589,421 compared with cash of $16,300,757 for the nine months ended March 31, 2013. The food costs and feeding expenses for immature biological properties used cash of $6,005,721 and $5,311,541 for the nine months ended March 31, 2014 and 2013, respectively. Conversely, we received cash of $1,403,920 and $1,345,090 during the nine months ended March 31, 2014 and 2013, respectively, from collection of notes receivable relating to the disposal of biological properties in 2011. Also, for the nine months ended March 31, 2013 we spent $144,096 in purchasing property, plant and equipment.

Financing activities

Our financing activities mainly included receiving proceeds from stockholders and repayment to stockholders loans. For the nine months ended March 31, 2014 and 2013, we received from stockholders $241,365 and $119,686, respectively. For the nine months ended March 31, 2014 and 2013, we repaid $1,163 and $37,509 to our stockholders, respectively.

We have historically financed our operations through cash generated from our fresh milk sales and commissions from milk sales of local farmers. Over the long term, it is our expectation to utilize our additional capital resources from investments to expand our operating activities. At the present time, however, we are able to operate profitably without any significant additional investment. Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing or if availables on favorable terms at this time. Accordingly, our near term plan is to finance our operations by proceeds from our operational activities.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Milk sales revenue is recognized when the title to the goods has been passed to our customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.  Fresh milk is delivered to our customers on a daily basis.   The customers’ acceptance occurs upon inspection of quality and measurement of quantity at the time of delivery.   The Company does not provide the customer with the right of return. Sales commission revenue is recognized on a monthly basis based on monthly sales reports received directly from the dairy companies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: May 20, 2014	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)