Form 10-K
period 2014-06-30
China Modern Agricultural Information, Inc.
filed 2014-10-14
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter : $16,380,947.20

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 53,100,000 shares of common stock, par value $0.001 per share, issued and outstanding as of October 13, 2014.

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

Use of Certain Defined Terms

In this Annual Report on Form 10-K, references to “we,” “our,” “us,” “the Company,” refer to China Modern Agricultural Information, Inc. and its subsidiaries and variable interest entities on a consolidated basis.

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

Item 1.Business.

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

On January 28, 2011, we entered into the Exchange Agreement by and among (i) Value Development Holding, a British Virgin Islands company, (ii) Value Development Holding’s shareholders, (iii) us, and (iv) our former principal stockholders. Pursuant to the terms of the Exchange Agreement, Value Development Holding’s shareholders transferred to us all of the shares of Value Development Holding in exchange for the issuance of 35,998,000 shares of our common stock (the “Securities Exchange”). The shares issued to Value Development Holding’s shareholders in the Securities Exchange constituted approximately 87.80% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, Value Development became our wholly owned subsidiary and Value Development’s former principal stockholder became our principal stockholder.

Value Development Holdings was incorporated under the laws of British Virgin Islands on June 24, 2010 to serve as an investment holding company. Value Development Holdings owns 100% of the equity interest of Value Development Group, a company incorporated under the laws of Hong Kong on September 17, 2010. Value Development Group owns 100% of the equity interest of Jiasheng Consulting, a company incorporated under the laws of the PRC on September 15, 2010.

On January 28, 2011, Value Development Group completed the acquisition of Jiasheng Consulting. Jiasheng Consulting entered into a series of agreements (the “Contractual Arrangements”) with Zhongxian Information, its shareholders, in which Jiasheng Consulting effectively assumed management of the business activities of Zhongxian Information and its 99% owned subsidiary Heilongjiang Xinhua Cattle, and acquired the right to appoint all executives and senior management and the members of the Board of Directors of Zhongxian Information. Zhongxian Information was founded on January 21 2005, and is headquartered in the Limin Development Zone, Harbin, Heilongjiang Province, with registered capital of 10 million RMB or $1,206,800. The Contractual Arrangements are comprised of a series of agreements, including an Exclusive Business Cooperation Agreement, Exclusive Option Agreement, and an Equity Interest Pledge Agreement, through which Jiasheng Consulting has the right to provide exclusive complete business support and technical and consulting service to Zhongxian Information. Additionally, Zhongxian Information’s shareholders have pledged their rights, titles and equity interest in Zhongxian Information as security for Jiasheng Consulting to collect consulting and services fees provided to Zhongxian Information through an Equity Pledge Agreement. In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the shareholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi or $1,206,800 US Dollars. In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580 US Dollars. Xinhua Cattle is located in Qiqihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breading and fresh milk production.

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
Jiasheng Consulting Managerial Co., Ltd.
Contractual Arrangements
99%
Heilongjiang Xinhua Cattle Industry Co. Ltd.
Shangzhi Yulong Cattle Co., Ltd.

Our Business Model

We generate revenues from three sources: sale of fresh milk, processing and sales of organic fertilizer, and assisting local farmers with their fresh milk sale efforts.

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

We pay a monthly feeding fee to the local farmers of $8.00 per baby cow, $11.10 per pre-adult cow, $15.90 per young cow and $31.80 per adult cow, respectively. We also pay for food costs every month to the local farmers of $45 per baby cow, $56 per pre-adult cow, $60 per young cow, and $86 per adult cow, respectively.

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

Fresh Milk Customers

Mengniu Dairy Co. Ltd.

Mengniu Dairy Co. Ltd. (“Mengniu”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.45 or $0.55/kilogram. However, the base price is based on the standard of our raw milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Mengniu has renewed a two-year contractual commitment to continue to purchase raw milk products from us until February 21, 2016.

Mengniu accounted for 43% of all milk sales for the year ended June 30, 2014 and 58% of all milk sales for the year ended June 30, 2013.

QiqihaerHeshan Dairy Co., Ltd.

QiqihaerHeshan Dairy Co., Ltd. (“Heshan Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Heshan Dairy has renewed a one year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Heshan Dairy accounted for 14% of all our milk sales for the year ended June 30, 2014 and 11% of all our milk sales for the year ended June 30, 2013.

Heilongjiang Longxing Dairy Co., Ltd.

Heilongjiang Longxing Dairy Co., Ltd. (“Longxing Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Longxing Dairy has renewed a one-year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Longxing Dairy accounted for 14% of all our milk sales for the year ended June 30, 2014 and 11% of all our milk sales for the year ended June 30, 2013.

Heilongjiang Nongken Delong Dairy Co., Ltd.

Heilongjiang Nongken Delong Dairy Co., Ltd. (“Nongken Delong Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Nongken Delong Dairy has renewed a one-year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Nongken Delong Dairy accounted for 14% of all our milk sales for the year ended June 30, 2014 and 11% of all our milk sales for the year ended June 30, 2013.

SuihuaDongxing Dairy Co., Ltd.

SuihuaDongxing Dairy Co., Ltd. (“Dongxing Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the standard of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Dongxing Dairy has renewed a one-year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Dongxing Dairy accounted for 14% of all our milk sales for the year ended June 30, 2014 and 9% of all our milk sales for the year ended June 30, 2013.

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

The sale of organic fertilizer only makes up a very small amount of our total revenue. We generated USD $20,199 in revenue from our organic fertilizer sales in the year ended June 30, 2014 and USD $38,355 in revenue from our organic fertilizer sales in the year ended on June 30, 2013. Jianfa Bio-Organic Fertilizer Plant was the sole customer for our organic fertilizer products from 2006 to June 2011. Since July 2011, we have been selling our organic fertilizer products to Heilongjiang Soyang Bio Energy Development Ltd.

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

In June 2011, we sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, we sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, we also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows is included in notes receivable in the accompanying consolidated balance sheets as of June 30, 2014 and 2013. In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. Pursuant to the agreements with these local farmers entered in August and September 2011, we are entitled to 30% of the monthly milk sales generated by the cows sold. The 30% monthly payments represent the monthly installments for the purchase price of cows sold and commissions for our assistance in arranging for the sale of the milk. We also entered into agreements with local farmers for a 30% commission of their monthly milk sales generated by the cows sold in June 2011. By the end of June 30, 2014, we had 17,231 cows, among which, 12,237 cows continue to be fed by local farmers, 400 cows are maintained by Xinhua Cattle, and 4,594 cows are maintained by Yulong Cattle.

Starting in the quarter ended September 30, 2011, the food costs for feeding cows increased significantly. The food costs paid to the farmers for feeding cows per month increased from $32 to $45 for baby cows, $46 to $56 for pre-adult cows, $49 to $60 for young cows, and $73 to $86 for adult cows, respectively. The feeding fee also increased from $4.90 to $8.10 per baby cow, $8.10 to $11.30 per pre-adult cow, $13.00 to $16.20 per young cow and $29.20 to $32.40 per adult cow. The increase in feeding costs was the main reason that we disposed of a large number of our cows. The bulk sales of milk cows provides us with a new revenue stream with relatively low direct costs as the local farmers assumed the milk production function.

Research and Development

We had no expenses on research and development activities during the fiscal years ended June 30, 2014 and 2013.

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

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), Foreign Invested Enterprises (“FIEs”) may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from SAFE.

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

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since 1 January, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From 1 January, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

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

Employees

We currently have approximately 121 employees of which Zhongxian Information has 5 employees, Xinhua Cattle has 50 employees and Yulong Cattle has 66 employees and all of our employees are full-time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Farmland

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,947,900 and $6,039,800 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2014 and 2013, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $3,532,200 and $3,999,600 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2014 and 2013, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,177,662 and $12,366,666 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2014 and 2013, respectively. The lease provides for renewal options.

Rent expense charged to operations for the years ended June 30, 2014 and 2013 was $860,813 and $501,000, respectively.

Office Space

We leased one of our offices from an unrelated third party. On September 12, 2011, we entered into a lease agreement with the landlord at a monthly rent of $2,369, which expired on September 30, 2012. We prepaid one year’s rent of $7,100 on June 30, 2012 pursuant to the lease. The lease agreement was not renewed.

We are under arrangements with an unrelated third party to use another office space at no cost from September 1, 2010, to August 31, 2015.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High Bid* ($)	Low Bid* ($)
2014
Fourth quarter	$0.64	0.45
Third quarter	$0.58	0.37
Second quarter	$0.41	0.21
First quarter	$0.24	0.10
2013
Fourth quarter	$0.29	0.10
Third quarter	$0.39	0.15
Second quarter	$0.40	0.30
First quarter	$0.48	0.33

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of October 14, 2014, there are 786 holders of record of the Company’s common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:
2012 Stock Incentive Plan (1)	0	0	0

(1)	On April 16, 2012, the Company granted 3,000,000 shares of restricted stock under the Plan to its employees and the shares were issued on April 26, 2012. The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the year ended June 30, 2012. As of October 13, 2014, there are currently no shares available to be issued.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2014 and 2013. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 149 tons per day. We also have 39 exclusive individual partners with an aggregate fresh milk production capacity of approximately 245 tons per day. We have five major customers, one of which is the leading dairy company in China.

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

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting. Jiasheng Consulting entered into a series of agreements with Zhongxian Information, Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% of equity interest in Zhongxian Information, and Mr. Youliang Wang, our Chief Executive Officer and holder of 38% of equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information. The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, title and equity interest in Zhongxian Information as security for the collection of the consulting and services fees provided in the equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi or $1,206,800 US Dollars. In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580 US Dollars. Xinhua Cattle is located in Qiqihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breading and fresh milk production.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

●	Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand of fresh milk will continue to increase rapidly.

●	Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of the cows by 3,800 and improved our production capacity by approximately 90 tons per day.

●	Raw Material Supply and Prices. The per unit cost of fresh milk is affected by price volatility of our raw material and feeding expenses in the China markets. In response to the increased cost, we leased the 16,666,750 square meters grassland in October 2011 and 427,572 square meters land in February 2013 in addition to 250,000 square meters already being utilized. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information for the years ended June 30, 2014 and 2013.

Comparison of Years Ended June 30, 2014 and 2013

The following table sets forth certain information regarding our results of operations for the years ended June 30, 2014 and 2013.

	For the years ended June 30,
			Change
	2014	2013	Amount	%
Revenue	$58,753,254	$46,766,281	$11,986,973	26%
Cost of goods sold	21,544,372	17,242,365	4,302,007	25%
Gross profit	37,208,882	29,523,916	7,684,966	26%
Operating expenses	1,644,152	1,283,399	360,753	28%
Operating income	35,564,730	28,240,517	7,324,213	26%
Other income - net	687,953	1,005,913	(317,960)	(32%)
Income before income tax	36,252,683	29,246,430	7,006,253	24%
Provision for income tax	9,446,671	7,392,914	2,053,757	28%
Net income before noncontrolling interests	26,806,012	21,853,516	4,952,496	23%
Noncontrolling interests	285,569	213,796	71,773	34%
Net income attributable to controlling interests	$26,520,443	$21,639,720	$4,880,723	23%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $58,753,254 for the year ended June 30, 2014, an increase of $11,986,973 or 26%, compared to $46,766,281 for the year ended June 30, 2013. Such increases were driven by an increase of 2,562 milk cows compared to the same period in 2013.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the years ended June 30,
			Change
	2014	2013	Amount	%
Sales of natural milk	$46,577,224	$34,093,893	$12,483,331	37%
Sales commissions	12,176,030	12,672,388	(496,358)	(4%)
Total revenue	$58,753,254	$46,766,281	$11,986,973	26%

For the year ended June 30, 2014, our revenue generated from natural milk sales was $46,577,224 which represented an increase of $12,483,331 or 37% compared to $34,093,893 for the year ended June 30, 2013. The increase in natural milk sales was directly related to the increased number of milk cows compared to the same period of 2013.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the years ended June 30,
			Change
	2014	2013	Amount	%
Sales of natural milk	$46,577,224	$34,093,893	$12,483,331	37%
Average number of milk cows	9,695	7,014	2,681	38%
Revenue from per milk cow	$4,804	$4,861	$(57)	(1%)

The revenue per milk cow decreased to $4,804 for the year ended June 30, 2014 from $4,861 for the year ended June 30, 2013, a decrease of $57 or 1%. Such decrease was a result of the aging of the cows compared to the year ended June 30, 2013, but the decrease is slight.

The total revenue increased, the sales commissions, however, decreased caused by a decline in the daily milk production of the group of milk cows owned by the local farmers. The sales commissions from local farmers decreased by $496,358 or 4% to $12,176,030 for the year ended June 30, 2014 from $12,672,388 for the year ended June 30, 2013. We believe that the daily production of these milk cows have peaked and has begun to decline as the cows age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Upon the shift of milk production and distribution responsibilities from us to local farmers, our direct costs have been reduced as a result of lowered feeding food costs and, we have seen a marked improvement in our margins comparing the past two years to 2012

	For the years ended June 30,
			Change
	2014	2013	Amount	%
Cost of goods sold	$21,544,372	$17,242,365	$4,302,007	25%
Average number of milk cows	9,695	7,014	2,681	38%
Cost per milk cow	$2,222	$2,458	$(236)	10%

The cost per milk cow decreased to $2,222 for the year ended June 30, 2014 which represented a decrease of $236 or 10% compared to $2,458 for the year ended June 30, 2013. The lowered costs were a direct result of an increasing number of cows being fed by local farmers.

Gross profit margin

Our gross profit margin for the year ended June 30, 2014 is 63% which is consistent with the year ended June 30, 2013.

Operating expenses

Our operating expenses increased to $1,644,152 for the year ended June 30, 2014 from $1,283,399 for the year ended June 30, 2013, an increase of $360,753 or 28%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees with a Chinese financial advisory company and business taxes, etc. We incurred $679,343 and $709,654 in business taxes for the year ended June 30, 2014 and 2013, respectively. We classified these business taxes as selling expenses.

Operating income

As a result of the foregoing, we had operating income of $35,564,730 for the year ended June 30, 2014, representing an increase of $7,324,213, as compared to operating income of $28,240,517 for the year ended June 30, 2013.

Non-operating income

For the year ended June 30, 2014, non-operating income consists primarily of interest income of $537,737 charged on the outstanding notes receivable from the farmers, and other non-operating income of $149,185 which mainly consists of interest income.

For the year ended June 30, 2013, non-operating income consists primarily of interest income of $664,327 charged on the outstanding notes receivable from the farmers, a governmental subsidy of $191,677, and other non-operating income of $151,874 which mainly consists of interest income.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $9,446,671 and $7,392,914 for the years ended June 30, 2014 and 2013, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $26,806,012 and $21,853,516 for the years ended June 30, 2014 and 2013, respectively, which represented an increase in $4,952,496 or 23%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the minority interest shareholder was $285,569 and $213,796 for the years ended June 30, 2014 and 2013, respectively. Our net income attributable to the common stockholders of the Company was $26,520,443 representing $0.50 per share and $21,639,720 representing $0.41 per share for the years ended June 30, 2014 and 2013, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended June 30, 2014 and 2013, foreign currency translation adjustments of $874,250 and $1,268,350 respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2014 and 2013, we had no bank debt but amounts owed to shareholders of $656,995 and $385,156, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $58,032,554 and $25,147,474 in cash at June 30, 2014 and June 30, 2013 as well as net working capital of $65,364,104 and $31,591,367, respectively.

Operating activities

During the year ended June 30, 2014, our operating activities provided $38,093,140 in net cash, compared to $12,417,520 during the year ended June 30, 2013. The net cash provided during the year ended June 30, 2014 was much more than our net income primarily due to the increase of the deferred tax liabilities of $9,446,671

Investing activities

During the year ended June 30, 2014, our investing activities provided a cash outflow of $6,268,810 compared with a cash outflow of $5,395,118 for the year ended June 30, 2013, respectively. The food costs and feeding expenses for immature biological properties used cash of $8,156,871 and $7,136,365 for the year ended June 30, 2014 and 2013, respectively. Conversely, we received cash of $1,869,595 and $1,800,238 during the years ended June 30, 2014 and 2013, respectively, from collection of notes receivable from the disposal of biological properties in 2011. For the year ended June 30, 2014 and 2013, we also received $18,466 and 83,278 in cash from our disposal of biological properties, respectively.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the years ended June 30, 2014 and 2013, we received from shareholders of $270,431 and $173,794, respectively. For the years ended June 30, 2014 and 2013, we repaid of $1,161 and $37,651 to our shareholders, respectively.

We have historically financed our operations through cash generated from our fresh milk sales and commissions from milk sales of local farmers. Over the long term, it is our expectation to utilize our additional capital resources from investments to expand our operating activities. At the present time, however, we are able to operate profitably without any significant additional investment. Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing or if available on favorable terms at this time. Accordingly, our near term plan is to finance our operations from our operational activities.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of June 30, 2014 and 2013 and for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 8. Financial Statements and Supplementary Data.

China Modern Agricultural
Information, Inc. and
subsidiaries

Consolidated Financial Statements for the

Years Ended June 30, 2014 and 2013

And

Report of Independent Registered Public Accounting Firm

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended June 30, 2014 and 2013

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Modern Agricultural Information, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Modern Agricultural Information, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2014. China Modern Agricultural Information, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Flushing, New York

October 14, 2014

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND 2013 (IN U.S. $)

ASSETS	June 30, 2014	June 30, 2013

Current assets
Cash	$58,032,554	$25,147,474
Accounts receivable	5,341,891	4,440,330
Inventories	675,542	271,814
Prepaid expenses	2,902	324,982
Interest receivable	424,409	252,658
Notes receivable, current portion	1,863,092	1,856,954

Total current assets	66,340,390	32,294,212

Property, plant and equipment, net	3,485,907	3,766,096

Other assets
Notes receivable	4,130,448	5,964,015
Prepaid land leases	21,657,762	22,406,066
Biological assets, net	32,288,393	25,985,004

Total other assets	58,076,603	54,355,085

TOTAL ASSETS	$127,902,900	$90,415,393

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)
JUNE 30, 2014 AND 2013 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	June 30, 2014	June 30, 2013

Current liabilities
Accrued expenses and other payables	$319,291	$317,689
Stockholder loans	656,995	385,156

Total current liabilities	976,286	702,845

Deferred income taxes	30,653,108	21,119,304

Total liabilities	31,629,394	21,822,149

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	84,444,386	57,923,943
Statutory reserve fund	792,174	792,174
Other comprehensive income	4,211,885	3,337,635

Sub-total	95,352,715	67,958,022

Noncontrolling interests	920,791	635,222

Total stockholders’ equity	96,273,506	68,593,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,902,900	$90,415,393

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED June 30, 2014 and 2013 (IN U.S. $)

	2014	2013

Revenues
Milk sales	$46,577,224	$34,093,893
Sales commission	12,176,030	12,672,388

Total revenues	58,753,254	46,766,281
Cost of goods sold	(21,544,372)	(17,242,365)

Gross profit	37,208,882	29,523,916

Operating expenses
Selling and marketing	764,176	794,350
General and administrative	879,976	489,049

Total operating expenses	1,644,152	1,283,399

Operating income	35,564,730	28,240,517

Other income and expenses
Interest income on notes receivable	537,737	664,327
Gain (loss) on disposal of biological assets	1,031	(1,965)
Government subsidies	-	191,677
Other non-operating income	149,185	151,874

Total other income	687,953	1,005,913

Income before provision for income taxes	36,252,683	29,246,430
Provision for income taxes	9,446,671	7,392,914

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE YEARS ENDED june 30, 2014 and 2013 (IN U.S. $)

	2014	2013

Net income before noncontrolling interests	26,806,012	21,853,516
Noncontrolling interests	(285,569)	(213,796)

Net income attributable to common stockholders	26,520,443	21,639,720

Other comprehensive income
Foreign currency translation adjustment	874,250	1,268,350

Total comprehensive income	$27,394,693	$22,908,070

Earnings per common share, basic and diluted	$0.50	$0.41

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE YEARS ENDED june 30, 2014 and 2013 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, July 1, 2012	$53,100	$5,851,170	$36,406,040	$670,357	$421,426	$2,069,285	$45,471,378

Net income	-	-	21,639,720	-	213,796	-	21,853,516
Appropriation of statutory reserves	-	-	(121,817)	121,817	-	-	-
Other comprehensive income	-	-	-	-	-	1,268,350	1,268,350

Balance, June 30, 2013	53,100	5,851,170	57,923,943	792,174	635,222	3,337,635	68,593,244

Net income	-	-	26,520,443	-	285,569	-	26,806,012
Other comprehensive income	-	-	-	-	-	874,250	874,250

Balance, June 30, 2014	$53,100	$5,851,170	$84,444,386	$792,174	$920,791	$4,211,885	$96,273,506

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013 (IN U.S. $)

	2014	2013

Cash flows from operating activities
Net income before noncontrolling interests	$26,806,012	$21,853,516
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,246,542	1,738,230
Deferred income taxes	9,446,671	7,392,914
(Gain) loss from sale of biological assets	(1,031)	1,965
Change in operating assets and liabilities
(Increase) in accounts receivable	(901,561)	(942,721)
(Increase) decrease in inventories	(403,728)	37,789
Decrease in prepaid expenses	322,080	8,578
Decrease (increase) in prepaid land lease	748,304	(18,018,791)
(Increase) decrease in interest receivable	(171,751)	238,270
Increase in accrued expenses and other payables	1,602	107,770

Net cash provided by operating activities	38,093,140	12,417,520

Cash flows from investing activities
Collection of notes receivable	1,869,595	1,800,238
Proceeds from sales of biological assets	18,466	83,278
Purchase of property, plant and equipment	-	(142,269)
(Increase) in biological assets	(8,156,871)	(7,136,365)

Net cash (used in) investing activities	(6,268,810)	(5,395,118)

Cash flows from financing activities
Proceeds from stockholder loans	270,431	173,794
Repayment of stockholder loans	(1,161)	(37,651)

Net cash provided by financing activities	269,270	136,143

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013 (IN U.S. $)

	2014	2013

Effect of exchange rate changes on cash	791,480	1,047,192

Net increase in cash	32,885,080	8,205,737
Cash, beginning of year	25,147,474	16,941,737

Cash, end of year	$58,032,554	$25,147,474

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

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

On January 28, 2011, Value Development through its wholly subsidiaries, Value Development Group Limited completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company. Jiasheng Consulting has Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”). Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Youliang holds a 38% equity interest in Zhongxian Information. Pursuant to the VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls and performs all management responsibilities for Zhongxian Information. The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax. Additionally, Zhongxian Information’s stockholders have pledged their rights, title and equity interests in Zhongxian Information as security for the collection of consulting and service fees provided through an Equity Pledge Agreement.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

1.	ORGANIZATION (CONTINUED)

In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the stockholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

The share exchange transaction constituted a reverse takeover transaction. Accordingly, reverse takeover accounting was adopted for the preparation of the consolidated financial statements. As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development and the VIE its subsidiaries (the accounting acquirer). Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and their 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) were under common control. Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.

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

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Shangzhi Yulong Co., Ltd. (“Yulong”) from Yulong’s original stockholders for consideration of 9,000,000 shares of the Company’s common stock and cash consideration of $4,396,000.

Yulong was a privately held company in China engaged in the acquisition, breeding and rearing of dairy cows, and production and sale of fresh milk to manufacturing and distribution companies.

F-10

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

1.	ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Value Development, Value Development Group Limited, Jiasheng Consulting, and its VIE, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong. The Company is the primary beneficiary of the VIE and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Zhongxian Information and its subsidiaries (collectively, the “Chinese VIE”) have no assets that are collateralized for or restricted solely to settle their obligations. The creditors of the Chinese VIE and its subsidiaries do not have recourse to the Company’s general credit. Because Value Development, Value Development Group Limited and Jiasheng Consulting are established for the sole purpose of holding ownership interest and do not have any operations, the financial statement amounts and balances are principally those of the Chinese VIE and its subsidiaries.

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

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations

All Company assets are located in People’s Republic of China (“PRC”). The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss) (“OCI”).

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	June 30, 2014	June 30, 2013

Balance sheet items, except for stockholders’ equity, as of year end	0.1624	0.1616

Amounts included in the statements of income and other comprehensive income, statements of changes in stockholders’ equity and statements of cash flows for the year	0.1627	0.1592

Foreign currency translation adjustments of $874,250 and $1,268,350 for the years ended June 30, 2014 and 2013, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (Continued)

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB could materially affect the Company’s consolidated financial condition in terms of US dollar reporting.

Revenue Recognition

The Company’s primary sources of revenues are derived from (a) sale of fresh milk to Chinese manufacturing and distribution companies of dairy products and (b) commissions from local farmers on their monthly milk sales. The Company’s revenue recognition policies comply with FASB ASC 605, “Revenue Recognition.” Revenues from the sale of goods are recognized when the goods are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Milk sales revenue is recognized when the title has been passed to the customers, which is the date when the milk is delivered to designated locations and accepted by the customers and the previously discussed requirements are met. Fresh milk is delivered to its customers on a daily basis. The customers’ acceptance occurs upon inspection of the quality and measurement of quantity at the time of delivery. The Company does not provide the customer with the right of return. Sales commission revenue is recognized on a monthly basis based on monthly sales reports received.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

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

The Company believes that Jiasheng Consulting’s contractual agreements with Zhongxian Information are in compliance with PRC law and are legally enforceable. The stockholders of Zhongxian Information are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual agreements. However, Zhongxian Information and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so. Furthermore, if Zhongxian Information or its stockholders do not act in the best interests of the Company under the contractual agreements or any dispute relating to these contractual agreements remains unresolved, the Company will have to enforce its rights through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual agreements, which could make it difficult to exert effective control over Zhongxian Information, and its ability to conduct the Company’s business may be adversely affected.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, interest receivable, accrued expenses, and other payables, and stockholder loans, approximated their fair values due to the short maturity of these financial instruments. The carrying value of notes receivable is valued at their net realizable value which approximates the fair value. There were no changes in methods or assumptions during the years presented.

Advertising Costs

Advertising costs are charged to operations when incurred. No advertising costs were incurred for the years ended June 30, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required. Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at June 30, 2014 and 2013, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the years presented, the Company did not write off any accounts receivable as bad debts.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of June 30, 2014 and 2013.

Prepaid Expenses

Prepaid expenses as of June 30, 2014 and 2013 mainly represent the prepayments of approximately $2,900 and $320,000 for heating expenses and for consulting services, respectively.

Prepaid Land Leases

Prepaid land leases represent the prepayment for grassland rental (see Note 7).

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

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (Continued)

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to 10 years
Building and building improvements	10 to 20 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the years ended June 30, 2014 and 2013.

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

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological assets transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the years ended June 30, 2014 and 2013, losses of $4,045 and $232,739, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

During the years ended June 30, 2014 and 2013, the Company sold an insignificant amount of its cows (immature biological assets). The related gain (loss) of $1,031 and ($1,965) respectively are included in other income and expenses in the accompanying statements of income and other comprehensive income.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the years ended June 30, 2014 and 2013.

Government Subsidies

Government subsidies are primarily comprised of financial support from the local government to Yulong for modern livestock production development. The subsidy was for the purchase of high quality baby cows and construction of cowhouses used in large-scale livestock farms. Government subsidies were $0 and $191,677 for the years ended June 30, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong. At June 30, 2014 and 2013, undistributed earnings allocated to Zhongxian Information were approximately $117,000,000 and $79,800,000, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

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

The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of June 30, 2014 and 2013, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2014 and 2013.

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

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

PRC

Xinhua Cattle and Yulong are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax at 25% and files its own tax returns.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the years ended June 30, 2014 and 2013.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of June 30, 2014 and 2013, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications had no effect on previously reported earnings.

3.	Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

3.	Recently Issued Accounting Standards (CONTINUED)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use and does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. This accounting standard did not have a material impact on the Company's consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	June 30, 2014	June 30, 2013

Machinery and equipment	$410,304	$413,940
Automobiles	105,163	104,645
Building and building improvements	4,244,832	4,223,920

	4,760,299	4,742,505
Less: accumulated depreciation	(1,274,392)	(976,409)

Property, plant and equipment, net	$3,485,907	$3,766,096

Depreciation expense charged to operations for the years ended June 30, 2014 and 2013 was $299,386 and $288,391, respectively.

5.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30, 2014	June 30, 2013

Immature biological assets	$18,506,045	$14,628,840
Mature biological assets	18,313,125	13,930,630

	36,819,170	28,559,470
Less: accumulated depreciation	(4,530,777)	(2,574,466)

Biological assets, net	$32,288,393	$25,985,004

Depreciation expense for years ended June 30, 2014 and 2013 was $1,947,156 and $1,449,839, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

6.	NOTES RECEIVABLE

Notes receivable are related to the sales of cows (mature biological assets) to local farmers. Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. During the years ended June 30, 2014 and 2013, the Company received principal and interest payments of $1,982,139 and $1,939,498, respectively. Sales commission income for the years ended June 30, 2014 and 2013, was $10,022,286 and $10,370,207, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of June 30, 2014 and 2013. The related commission receivable of $989,792 and $1,022,905 at June 30, 2014 and 2013, respectively, is included in accounts receivable in the consolidated balance sheets.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

6.	NOTES RECEIVABLE (CONTINUED)

Notes receivable at June 30 consists of the following:

	2014	2013

Notes receivable	$6,114,346	$8,052,963
Less: discount for interest	(120,806)	(231,994)

	5,993,540	7,820,969
Less: current portion	(1,863,092)	(1,856,954)

Non-current portion	$4,130,448	$5,964,015

Future maturities of notes receivable as of June 30, 2014 are as follows:

Year Ending June 30,

2015	$1,863,092
2016	1,649,666
2017	1,068,249
2018	1,019,965
2019	392,568

$5,993,540

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectability of individual balances, it will provide an allowance, if necessary.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

7.	LEASES

The Company leases an office at no cost from an unrelated third party. On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,947,900 and $6,039,800 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2014 and 2013, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $3,532,200 and $3,999,600 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2014 and 2013, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

7.	LEASES (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,177,662 and $12,366,666 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2014 and 2013, respectively. The lease provides for renewal options.

Rent expense charged to operations for the years ended June 30, 2014 and 2013 was $860,813 and $501,000, respectively.

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2014. The Agreements were later renewed until July 31, 2015. For each of the years ended June 30, 2014 and 2013, compensation under there agreements was RMB 210,000, or USD 33,430.

Future commitments under agreements are as follows:

Year Ending June 30,

2015	$30,645
2016	2,785

$33,430

9.	RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing. The loans of $656,995 and $385,156 as of June 30, 2014 and 2013, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.	INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30:

	2014	2013

Current	$-	$-
Deferred	9,446,671	7,392,914

	$9,446,671	$7,392,914

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

10.	INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2014	2013

Statutory rate	25.00%	25.00%
Allowance	2.02%	-
Other	(0.96)%	0.28%

Effective income tax rate	26.06%	25.28%

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

The laws of China permit the carry forward of net operating losses for a period of five years. Undistributed earnings from Xinhua Cattle and Yulong are not taxable until such earnings are actually distributed to Jiasheng Consulting. A deferred tax liability was provided for the tax to be paid when these earnings are distributed.

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2014	June 30, 2013

Net operating loss carryforwards	$434,844	$291,041
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(29,222,709)	(19,979,946)

	(30,218,264)	(21,119,304)
Less valuation allowance	(434,844)	-

Net deferred tax (liabilities)	$(30,653,108)	$(21,119,304)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

10.	INCOME TAXES (CONTINUED)

At June 30, 2014 and 2013, Zhongxian Information had an unused operating loss carry-forward of approximately $1,739,000 and $1,164,000, respectively, expiring in various years through 2019. The Company has established a valuation allowance of approximately $430,000 against the deferred tax asset related to the net operating loss carryforward at June 30, 2014, due to the uncertainty of realizing the benefit.

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

Five customers accounted for approximately 100% of milk sales for the year ended June 30, 2014 and 2013. The same five customers also accounted for approximately 79% and 77% of accounts receivable at June 30, 2014 and 2013, respectively.

Thirty nine farmers accounted for the notes receivable at June 30, 2014 and 2013.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

12.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of June 30, 2014 and 2013, and its statements of income, and cash flows for the years ended June 30, 2014 and 2013:

Condensed Balance Sheets

ASSETS	June 30, 2014	June 30, 2013

Receivable from VIE	$3,060,000	$3,060,000
Investment in subsidiaries and VIE	92,292,715	64,898,022

TOTAL ASSETS	$95,352,715	$67,958,022

LIABILITIES AND stockholders’ EQUITY

Total liabilities	$-	$-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	89,448,445	62,053,752

Total stockholders’ equity	95,352,715	67,958,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,352,715	$67,958,022

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Income

	For the years ended June 30,
	2014	2013

Revenues
Share of earnings from investment in subsidiaries and VIE	$26,520,443	$21,639,720

Operating expenses
General and administrative	-	-

Net income	$26,520,443	$21,639,720

Condensed Statements of Cash Flows

	2014	2013

Cash flows from operating activities
Net income	$26,520,443	$21,639,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(26,520,443)	(21,639,720)
Net cash provided by (used in) operating activities	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

12.	Parent company only condensed financial information (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting. Such investments are presented as “Investment in subsidiaries and VIE on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investments in subsidiaries and VIE” in the condensed statements of income.

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

There were no cash transactions in the US parent company during the years ended June 30, 2014 and 2013.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $92,292,715 and $64,898,022 as of June 30, 2014 and 2013, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2014 and 2013

12.	Parent company only condensed financial information (CONTINUED)

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

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by its subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIE exceed 25% of the consolidated net assets of the Company.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2014, our internal control over financial reporting was not effective due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding our directors and executive officers.

Name	Age	Position
Liu Enjia	67	Chairman of the Board of Directors
Wang Youliang	46	Chief Executive Officer, Director
Shan Yanqin	67	Director
Liu Yanyan	40	Chief Financial Officer
Qin Libei	62	Chief Operating Officer
Liu Zhengxin	41	Chief Human Resource Officer

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

Mr. Wang Youliang

Mr. Youliang is the Chief Executive Officer and a Director of the Company. From 1991 to 1997, Mr. Youliang was a staff member of the Tonghua Branch of China Construction Bank. Thereafter, from 1997 to 2006, he was the founder and President of TonghuaHongyuan Trading Co., Ltd. From 2006 to 2008, MrYouliang served as the CMO of Yunnan NanyaoJiaoxiong Pharmaceutical Co., Ltd. From 2008 to 2010 he served as the Vice President of Guofa Venture Investment Co., Ltd. Currently, Mr. Youliang is the General Manager, Chief Executive Officer and Director of Heilongjiang Zhongxian Information Co., Ltd. Mr. Youliang graduated from Jilin University with a degree in Finance.

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

Ms. Liu Yanyan

Ms. Liu Yanyan serves as the Chief Financial Officer of the company. Ms. Yanyan has over a decade of experience in accounting and financial management. From 1995-2000 she served as a staff member of the Harbin Decorative Advertisement Design Corporation. Thereafter, she served as a staff member of Baixin Shoes Co., Ltd from 2000-2001. More recently, from 2002 to May 2010, Ms. Yanyan was a member of Harbin CaiyunTradings Company. Ms. Liu Yanyan graduated from the Heilongjiang College of Commerce with an accounting degree.

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

Family Relationships

Mr. Liu Enjia and Mr. Liu Zhengxin are father and son. There are no other family relationships between our director and executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, our director or executive officer has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year ended June 30, 2014, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Liu Enjia	1	0	1
Wang Youliang	1	0	1
Shan Yanqin	1	0	1
Liu Yanyan	1	0	1
Qin Libei	1	0	1
Liu Zhengxin	1	0	1

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our Chief Executive Officer and chief financial and principal accounting officer. We are in the process of formulating a code of ethics and intend to adopt one in the future.

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the year ended June 30, 2014.

Name and Principal Position	Fiscal Year	Salary (USD $)	Bonus (USD $)	Option Awards (USD $)	All Other Compensation (USD $)	Total (USD $)
Wang Youliang	2014	11,714	-	-	-	11,714
Chief Executive Officer	2013	11,462	-	-	-	11,462
Liu Yanyan	2014	8,786				8,786
Chief Financial Officer	2013	8,597	-	-	-	8,597
Qin Libei	2014	7,810				7,810
Chief Operating Officer	2013	7,642	-	-	-	7,642
Liu Zhengxin	2014	5,857				5,857
Chief Human Resource Officer	2013	5,731	-	-	-	5,731

Narrative Disclosure to Summary Compensation Table

Mr. Wang Youliang

For the years ended June 30, 2014 and 2013, Mr. Wang Youliang received annual compensation of RMB 72, 000, or USD $11,714 and $11,462 respectively due to the fluctuating currency exchange rate between USD and RMB in respective year.

We entered into an Employment Agreement with Wang Youliang (the “Youliang Agreement”). Pursuant to the Youliang Agreement, Mr. Wang will serve as our Chief Executive Officer. The initial term of Youliang Agreement ended in 2014, but the agreement was renewed until July 31, 2015. The Youliang Agreement provides that Mr. Wang’s initial base salary during the term shall be RMB 72,000, or approximately USD $11,714 per annum. Mr. Wang’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates the employment within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Wang plus compensation equal to three (3) months of Mr. Wang’s salary.

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

Ms. Liu Yanyan

For the year ended June 30, 2014 and 2013, Ms. Liu Yanyan received annual compensation of RMB 54,000, or USD $ 8,786 and $8,597 respectively due to the fluctuating currency exchange rate between USD and RMB in respective year.

We entered into an Employment Agreement with Liu Yanyan (the “Yanyan Agreement”). Pursuant to the Yanyan Agreement, Ms. Liu serves as our Chief Financial Officer. The initial term of Yanyan Agreement ended in 2014, but the agreement was renewed until July 31, 2015. The Yanyan Agreement provides that Ms. Liu’s initial base salary during the term shall be RMB 54,000, or approximately $8,786 per annum. Ms. Liu’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Liu within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Liu plus compensation equal to three (3) months of Ms. Liu’s salary.

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

Mr. Qin Libei

For the year ended June 30, 2014 and 2013, Mr. Qin Libei received annual compensation of RMB 48,000, or USD $7,810 and $7,642 respectively due to the fluctuating currency exchange rate between USD and RMB in respective year.

We entered into an Employment Agreement with Qin Libei (the “Libei Agreement”). Pursuant to the Libei Agreement, Mr. Qin serves as our Chief Operating Officer. The initial term of Libei Agreement ended in 2014, but the agreement was renewed until July 31, 2015. The Libei Agreement provides that Mr. Qin’s initial base salary during the term shall be 48,000 RMB, or approximately USD,$7,810 per annum. Mr. Qin’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Mr. Qin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Qin plus compensation equal to three (3) months of Mr. Qin’s salary.

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

Mr. Liu Zhengxin

For the year ended June 30, 2014 and 2013, Mr. Liu Zhengxin received annual compensation of RMB 36,000, or USD $5,857 and $5,731 respectively due to the fluctuating currency exchange rate between USD and RMB in respective year.

We entered into an Employment Agreement with Liu Zhengxin (the “Zhengxin Agreement”). Pursuant to the Zhengxin Agreement, Mr. Liu serves as our Chief HR Officer. The initial term of Zhengxin Agreement ended in 2014, but the agreement was renewed until July 31, 2015. The Zhengxin Agreement provides that Mr. Liu’s initial base salary during the term shall be 36,000 RMB, or USD $5,857 per annum. Mr. Liu’s salary shall be paid on monthly basis, payable at the 30th day of each following month. If the Company unilaterally terminates Ms. Zhengxin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Liu plus compensation equal to three (3) months of Mr. Liu’s salary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of October 13, 2014. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of October 13, 2014, 53,100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Youliang Wang, Chief Executive Officer and Director	4,049,775	7.63%
Yanyan Liu, Chief Financial Officer	0	0%
Libei Qin, Chief Operating Officer	0	0%
Zhengxin Liu, Chief Human Resource Officer	8,097,857	15.25%
Enjia Liu, Chairman of the Board of Directors	0	0%
Yanqin Shan, Director	0	0%
All officers and directors as group (6)	12,147,632	22.88%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through such as exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.
(2)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 13, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 13, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company obtained demand and non-interest bearing loans from an affiliated party. The following sets forth the name and affiliation of such affiliated party, the aggregate amount of principal loaned during 2014 and 2013, the amount of principal paid during 2014 and 2013, and the outstanding balance as of June 30, 2014 and 2013.

Name of		Aggregate Amount of Principal Loaned		Amount of Principal Paid		Outstanding Balance as of June 30,
Related Party	Affiliation	2014	2013	2014	2013	2014	2013
Liu Enjia	Director	$270,431	$173,794	$1,161	$37,651	$656,995	$385,156

The loans of $656,995 and $385,156 as of June 30, 2014 and 2013, respectively, are reflected as stockholder loans in the consolidated balance sheets.

Director Independence

Mr. Liu Enjia, Mr. Wang Youliang, and Ms. Shan Yanqin, the members of our Board of Directors, are not independent using the definition of independence under the rules of the SEC.

Item 14. Principal Accounting Fees and Services.

The following table shows the aggregate fees billed for professional services provided to us by Wei, Wei & Co., LLP for 2014 and 2013:

	2014	2013
Audit Fees	$90,000	$90,000
Audit-Related Fees	-	-
Tax Fees	4,500	4,500
All Other Fees	-	-

Total	$94,500	$94,500

For the fiscal years ended June 30, 2014 and 2013, the aggregate fees billed for professional services rendered for the audit and review of our financial statements were approximately $90,000, respectively.

There were no fees for other audit related services for the years ended June 30, 2014 and 2013.

For our fiscal years ended June 30, 2014 and 2013, the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning were approximately and $4,500, respectively.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2014 and 2013.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2014 and 2013 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
2.2	Letter of Intent dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 14, 2011.
2.3	Letter of Intent, dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (Englis Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 30, 2011.
2.4	Equity Transfer Agreement, dated as of November 23, 2011, among China Modern Agricultural Information, Inc., Heilongjiang Zhongxian Information Co., Ltd., ShangzhiYulong Co., Ltd., and ShangzhiYulong Shareholders, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2011.
10.1	Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.2	Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.3	Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.4	Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.5	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.6	Land Use Right Purchase Agreement dated May 10, 2013, incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on October 9, 2013.
10.7	Land Use Right Purchase Agreement dated February 25, 2013, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on October 9, 2013.
16.1	Letter from Ronald R. Chadwick, P.C., incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
23.1*	Consent of Wei, Wei & Co., LLP
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS**	XBRL Instance Document.
101. SCH**	XBRL Taxonomy Extension Schema Document
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	Furnished herewith
**	Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: October 14, 2014	By:	/s/ Wang Youliang
Wang Youliang
Chief Executive Officer (Principal Executive Officer)

Dated: October 14, 2014	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Enjia		October 14, 2014
Liu Enjia	Chairman of the Board of Directors

/s/Wang Youliang	Chief Executive Officer and	October 14, 2014
Wang Youliang	Director (Principal Executive Officer)

/s/ Shan Yanqin
Shan Yanqin	Director	October 14, 2014

/s/ Liu Yanyan	Chief Financial Officer (Principal Financial
Liu Yanyan	Officer and Chief Accounting Officer)	October 14, 2014

