Form 10-Q
period 2014-09-30
China Modern Agricultural Information, Inc.
filed 2014-11-14
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

September 30, 2014

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

Three Months Ended September 30, 2014 and 2013

1

CHINA MODERN AGRICULTURAL INFORMATION, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

september 30, 2014 AND june 30, 2014 (IN U.S. $)

ASSETS	September 30, 2014	June 30, 2014
	(Unaudited)

Current assets
Cash	$67,395,144	$58,032,554
Accounts receivable	5,530,645	5,341,891
Inventories	1,046,690	675,542
Prepaid expenses	2,902	2,902
Interest receivable	513,135	424,409
Notes receivable, current portion	1,819,275	1,863,092

Total current assets	76,307,791	66,340,390

Property, plant and equipment, net	3,414,452	3,485,907

Other assets
Notes receivable	3,699,406	4,130,448
Prepaid land leases	21,442,955	21,657,762
Biological assets, net	33,934,630	32,288,393

Total other assets	59,076,991	58,076,603

TOTAL ASSETS	$138,799,234	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2014 AND june 30, 2014 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	September 30, 2014	June 30, 2014
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$309,794	$319,291
Stockholder loans	779,736	656,995

Total current liabilities	1,089,530	976,286

Deferred income taxes	33,432,874	30,653,108

Total liabilities	34,522,404	31,629,394

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	92,352,315	84,444,386
Statutory reserve fund	792,174	792,174
Other comprehensive income	4,216,814	4,211,885

Sub-total	103,265,573	95,352,715

Noncontrolling interests	1,011,257	920,791

Total stockholders’ equity	104,276,830	96,273,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,799,234	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

(UNAUDITED IN U.S. $)

	2014	2013

Revenues
Milk sales	$13,724,991	$10,747,423
Sales commission	3,043,107	3,102,040

Total revenues	16,768,098	13,849,463
Cost of goods sold	(5,840,176)	(4,447,776)

Gross profit	10,927,922	9,401,687

Operating expenses
Selling and marketing	191,388	193,935
General and administrative	121,734	152,827

Total operating expenses	313,122	346,762

Operating income	10,614,800	9,054,925

Other income and expenses
Interest income on notes receivable	108,420	144,345
Other non-operating income	53,230	29,273

Total other income	161,650	173,618

Income before provision for income taxes	10,776,450	9,228,543
Provision for income taxes	2,778,055	2,146,141

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

(UNAUDITED IN U.S. $)

	2014	2013

Net income before noncontrolling interests	$7,998,395	$7,082,402
Noncontrolling interests	(90,466)	(65,925)

Net income attributable to common stockholders	7,907,929	7,016,477

Other comprehensive income
Foreign currency translation adjustment	4,929	427,374

Total comprehensive income	$7,912,858	$7,443,851

Earnings per common share, basic and diluted	$0.15	$0.13

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (UNAUDITED IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, June 30, 2014	$53,100	$5,851,170	$84,444,386	$792,174	$920,791	$4,211,885	$96,273,506

Net income	-	-	7,907,929	-	90,466	-	7,998,395
Other comprehensive income	-	-	-	-	-	4,929	4,929

Balance, Sep 30, 2014	$53,100	$5,851,170	$92,352,315	$792,174	$1,011,257	$4,216,814	$104,276,830

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED IN U.S. $)

	2014	2013

Cash flows from operating activities
Net income before noncontrolling interests	$7,998,395	$7,082,402
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	660,544	531,973
Deferred income taxes	2,778,055	2,146,141
(Gain) loss from disposal from biological assets	(470)	1,747
Change in operating assets and liabilities
(Increase) in accounts receivable	(188,754)	(120,680)
(Increase) in inventories	(371,148)	(473,129)
(Increase) in prepaid expenses	-	(2,011)
Decrease in prepaid land lease	214,807	76,419
(Increase) in interest receivable	(88,726)	(118,235)
(Decrease) increase in accrued expenses and other payables	(9,497)	8,929

Net cash provided by operating activities	10,993,206	9,133,556

Cash flows from investing activities
Collection of notes receivable	474,567	465,675
Proceeds from sales of biological assets	4,869	4,701
Purchase of property, plant and equipment	(925)	-
(Increase) in biological assets	(2,238,770)	(1,895,067)

Net cash (used in) investing activities	(1,760,259)	(1,424,691)

Cash flows from financing activities
Proceeds from stockholder loans	184,875	98,273
Repayment of stockholder loans	(62,210)	(579)

Net cash provided by financing activities	122,665	97,694

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE three monthS ENDED september 30, 2014 AND 2013

(UNAUDITED IN U.S. $)

	2014	2013

Effect of exchange rate changes on cash	6,978	332,185

Net increase in cash	9,362,590	8,138,744
Cash, beginning of year	58,032,554	25,147,474

Cash, end of year	$67,395,144	$33,286,218

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

1.	ORGANIZATION (CONTINUED)

In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the stockholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

The exchange agreement transaction constituted a reverse takeover transaction. Accordingly, reverse takeover accounting was adopted for the preparation of the consolidated financial statements. As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development (the accounting acquirer), its subsidiaries and the VIE. Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and their 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) were under common control. Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.

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

F-9

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

1.	ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations

All Company assets are located in People’s Republic of China (“PRC”). The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (“OCI”).

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	September 30, 2014	June 30, 2014	September 30, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1624	0.1624	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1623	N/A	0.1621

Foreign currency translation adjustments of $4,929 and $427,374 for the three months ended September 30, 2014 and 2013, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

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

Advertising Costs

Advertising costs are charged to operations when incurred. No advertising costs were incurred for the three months ended September 30, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required. Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at September 30, 2014 and June 30, 2014, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of September 30, 2014 and June 30, 2014.

Prepaid Land Leases

Prepaid land leases represent the prepayment for grassland rental (see Note 7).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to 10 years
Building and building improvements	10 to 20 years

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three months ended September 30, 2014 and 2013.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the three months ended September 30, 2014 and 2013, the (gain) loss of ($470) and $1,747, respectively, are included in the cost of goods sold in the accompanying consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three months ended September 30, 2014 and 2013.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong. At September 30, 2014 and June 30, 2014, undistributed earnings allocated to Zhongxian Information were approximately $127,800,000 and $117,000,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of September 30, 2014 and June 30, 2014, the Company does not have a liability for any uncertain tax positions.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended September 30, 2014 and 2013.

BVI

Value Development is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Value Development Group Limited is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

PRC

Xinhua Cattle and Yulong are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax at 25% and files its own tax return.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three months ended September 30, 2014 and 2013.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of September 30, 2014 and June 30, 2014, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

3.	Recently Issued Accounting Standards

In June 2014, the FASB issued ASU 2014-10, ”Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information. The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk. The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (i) present inception-to-date information on the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in FASB ASC 275, Risks and Uncertainties, is applicable to entities that have not yet commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of FASB ASC 915 should be applied retrospectively, except for the clarification to FASB ASC 275, which should be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier implementation is allowed for any period where the reporting entity’s annual or interim financial statements have not yet been made available for issuance. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

3.	Recently Issued Accounting StandardS (CONTINUED)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30, 2014	June 30, 2014

Machinery and equipment	$411,230	$410,304
Automobiles	105,163	105,163
Building and building improvements	4,244,832	4,244,832

	4,761,225	4,760,299
Less: accumulated depreciation	(1,346,773)	(1,274,392)

Property, plant and equipment, net	$3,414,452	$3,485,907

Depreciation expense charged to operations for the three months ended September 30, 2014 and 2013 was $72,337 and $75,030, respectively.

5.	Biological assets

Biological assets consist of the following:

	September 30, 2014	June 30, 2014

Immature biological assets	$19,958,476	$18,506,045
Mature biological assets	19,095,500	18,313,125

	39,053,976	36,819,170
Less: accumulated depreciation	(5,119,346)	(4,530,777)

Biological assets, net	$33,934,630	$32,288,393

Depreciation expense for three months ended September 30, 2014 and 2013 was $588,207 and $456,943, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

6.	Notes Receivable

Notes receivable are related to the sales of cows (mature biological assets) to local farmers. Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers in September 2011, August 2011, and June 2011, respectively.

According to the agreements signed with the local farmers in June 2011, the sales price will be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The related receivable is recorded at its present value at a discount rate of 12%, which is commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. Pursuant to the agreements signed in August and September 2011, the sales price will be collected in monthly installments plus interest at 7% on any outstanding balance, over the remaining useful lives of the cows, which range from three to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows sold to the farmers. The required 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. During the three months ended September 30, 2014 and 2013, the Company received principal and interest payments of $494,316 and $512,760, respectively. Sales commission income for the three months ended September 30, 2014 and 2013, was $2,513,061 and $$2,553,015, respectively, under these two agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of September 30, 2014 and June 30, 2014. The related commission receivable of $990,412 and $989,792 at September 30, 2014 and June 30, 2014, respectively, is included in accounts receivable in the consolidated balance sheets.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

6.	Notes Receivable (CONTINUED)

Notes receivable at September 30, 2014 and June 30, 2014 consists of the following:

	September 30,	June 30,

Notes receivable	$5,619,725	$6,114,346
Less: discount for interest	(101,044)	(120,806)

	5,518,681	5,993,540
Less: current portion	(1,819,275)	(1,863,092)

Non-current portion	$3,699,406	$4,130,448

Future maturities of notes receivable as of September 30, 2014 are as follows:

Year Ending September 30,

2015	$1,819,275
2016	1,515,098
2017	1,005,931
2018	873,943
2019	304,434

$5,518,681

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

7.	LeaseS

The Company leases an office at no cost from an unrelated third party. On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,917,450 and $5,947,900 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2014 and June 30, 2014, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $3,410,400 and $3,532,200 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2014 and June 30, 2014, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,115,105 and $12,366,666 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2014 and June 30, 2014, respectively. The lease provides for renewal options.

Rent expense charged to operations for the three months ended September 30, 2014 and 2013 was $214,674 and $215,071, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2014. The Agreements were later renewed until July 31, 2015. For three months ended September 30, 2014 and 2013, compensation under there agreements was RMB 210,000, or USD 8,521.

At September 30, 2014, the future commitments under these agreements is $28,402.

9.	Related party transactions

The Company obtained demand loans from one of its stockholders which are non-interest bearing. The loans of $779,736 and $656,995 as of September 30, 2014 and June 30, 2014, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.	Income taxes

The provision for income taxes consisted of the following for the periods ended September 30:

	2014	2013

Current	$-	$-
Deferred	2,778,055	2,146,141

	$2,778,055	$2,146,141

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

10.	Income taxes (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	2014	2013

Statutory rate	25.00%	25.00%
Valuation Allowance	0.11%	-
Other	0.66%	(1.74)%

Effective income tax rate	25.78%	23.26%

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

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2014	June 30, 2014

Net operating loss carryforwards	$447,189	$434,844
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(32,002,475)	(29,222,709)

	(32,985,685)	(30,218,264)
Less valuation allowance	(447,189)	(434,844)

Net deferred tax (liabilities)	$(33,432,874)	$(30,653,108)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

10.	Income taxes (CONTINUED)

At September 30, 2014 and June 30, 2014, Zhongxian Information had an unused operating loss carry-forward of approximately $1,789,000 and $1,739,000, respectively, expiring in various years through 2019. The Company has established a valuation allowance of approximately $447,000 and $435,000 against the deferred tax asset related to the net operating loss carryforward at September 30, 2014 and June 30, 2014, due to the uncertainty of realizing the benefit.

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

Five customers accounted for approximately 100% of milk sales for the three months ended September 30, 2014 and 2013. The same five customers also accounted for approximately 82% and 79% of accounts receivable at September 30, 2014 and June 30, 2014, respectively.

Thirty nine farmers accounted for the notes receivable at September 30, 2014 and June 30, 2014.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of September 30, 2014 and June 30, 2014, and its statements of income, and cash flows for the three months ended September 30, 2014 and 2013:

Condensed Balance Sheets

ASSETS	September 30, 2014	June 30, 2013
	(Unaudited)
Receivable from VIE	$3,060,000	$3,060,000
Investment in subsidiaries and VIE	100,205,573	92,292,715

TOTAL ASSETS	$103,265,573	$95,352,715

LIABILITIES AND stockholders’ EQUITY

Total liabilities	$-	$-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	97,361,303	89,448,445

Total stockholders’ equity	103,265,573	95,352,715

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,265,573	$95,352,715

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Income (Unaudited)

	For three months ended September 30,
	2014	2013

Revenues
Share of earnings from investment in subsidiaries and VIE	$7,907,929	$7,016,477

Operating expenses
General and administrative	-	-

Net income	$7,907,929	$7,016,477

Condensed Statements of Cash Flows (Unaudited)

	2013	2013

Cash flows from operating activities
Net income	$7,907,929	$7,016,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(7,907,929)	(7,016,477)

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

12.	Parent company only condensed financial information (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting. Such investments are presented as “Investment in subsidiaries and VIE” on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investments in subsidiaries and VIE” in the condensed statements of income.

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

There were no cash transactions in the US parent company during the periods ended September 30, 2014 and 2013.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $100,205,573 and $92,292,715 as of September 30, 2014 and June 30, 2014, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2014 and 2013 (UNAUDITED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended September 30, 2014 and 2013. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

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

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting.    Jiasheng Consulting entered into a series of agreements with Zhongxian Information, Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% of equity interest in Zhongxian Information, and Mr. Youliang  Wang, our Chief Executive Officer and holder of 38% of equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.    The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting services to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, titles and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in that certain equity pledge agreement.

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

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Yulong Cattle in exchange for (i) issuance of 9,000,000 shares of our common stock, and (ii) a cash payment of $4,396,000 U.S. Dollars, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, in northeast China, is a livestock company that engages in cow breeding and fresh milk distribution, and primarily generates its revenue from the sale of fresh milk.

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

Raw Material Supply and Prices. The per unit cost of fresh milk is affected by price volatility of our raw materials and feeding expenses in the China markets.  In response to the increased cost, we leased 16,666,750 square meters of grassland in October 2011 and 427,572 square meters of grass land in February 2013. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Results of Operations

The following tables present certain consolidated statements of income and other comprehensive income information. Financial information is presented for the three months ended September 30, 2014 and 2013.

Comparison of Three Months Ended September 30, 2014 and 2013

The following table sets forth certain information regarding our results of operations for the three months ended September 30, 2014 and 2013.

	For the three months ended September 30,
			Change
	2014	2013	Amount	%
Revenue	$16,768,098	$13,849,463	$2,918,635	21%
Cost of goods sold	5,840,176	4,447,776	1,392,400	31%
Gross profit	10,927,922	9,401,687	1,526,235	16%
Operating expenses	313,122	346,762	(33,640)	(10%)
Operating income/(loss)	10,614,800	9,054,925	1,559,875	17%
Other income and expenses	161,650	173,618	(11,968)	(7%)
Income before income tax	10,776,450	9,228,543	1,547,907	17%
Provision for income tax	2,778,055	2,146,141	631,914	29%
Net income before noncontrolling interests	7,998,395	7,082,402	915,993	13%
Less: noncontrolling interests	90,466	65,925	24,541	37%
Net income attributable to controlling interests	$7,907,929	$7,016,477	$891,452	13%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $16,768,098 for the three months ended September 30, 2014, an increase of $2,918,635 or 21%, compared to $13,849,463 for the three months ended September 30, 2013. The increase was principally driven by an increase of 2,283 in the number of our milk cows compared to the same period in 2013.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended September 30,
			Change
	2014	2013	Amount	%
Sales of natural milk	$13,724,991	$10,747,423	$2,977,568	28%
Sales commissions	3,043,107	3,102,040	(58,933)	(2%)
Total revenue	$16,768,098	$13,849,463	$2,918,635	21%

For the three months ended September 30, 2014, our revenue generated from natural milk sales was $13,724,991 which represented an increase of $2,977,568 or 28% compared to $10,747,423 for the three months ended September 30, 2013. The increases in natural milk sales were directly related to the increased number of milk cows compared to the same period of 2013.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the three months ended September 30,
			Change
	2014	2013	Amount	%
Sales of natural milk	$13,724,991	$10,747,423	$2,977,568	28%
Average number of milk cows	11,092	8,809	2,283	26%
Revenue from per milk cow	$1,237	$1,220	$17	1%

The revenue per milk cow increased to $1,237 for the three months ended September 30, 2014 from $1,220 for the three months ended September 30, 2013, an increase of $17 or 1%. Such increase was a result of the increase in number of young adult cows with higher daily production compared to the three months ended September 30, 2013, but the increase is minimal.

Sales commissions, however, decreased caused by a decline in the daily milk production of the group of milk cows owned by the local farmers.  The sales commissions from local farmers decreased by $58,933 or 2% to $3,043,107 for the three months ended September 30, 2014 from $3,102,040 for the three months ended September 30, 2013. We believe that the daily production of these milk cows have peaked and has begun to decline as the cows age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Our direct costs have been reduced as a result of lowered feeding food costs and, we have seen a marked improvement in our margins comparing the past two years to 2012.

	For the three months ended September 30,
			Change
	2014	2013	Amount	%
Cost of goods sold	$5,840,176	$4,447,776	$1,392,400	31%
Average number of milk cows	11,092	8,809	2,283	26%
Cost per milk cow	$527	$505	$22	4%

The cost per milk cow increased to $527 for the three months ended September 30, 2014 which represented an increase of $22 or 4% compared to $505 for the three months ended September 30, 2013. More costs invested resulted in an increase of 1% in revenue per milk cow compared with the three months ended September 30, 2013.

Gross profit margin

Our gross profit margin was 65% for the three months ended September 30, 2014 which decreased by 2.7% from the three months ended September 30, 2013. We do not consider this to be a material change in the gross profit margin and was due to the above discussed factors.

Operating expenses

Our operating expenses decreased to $313,122 for the three months ended September 30, 2014 from $346,762 for the three months ended September 30, 2013, a decrease of $33,640 or 10%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees to a Chinese financial advisory company and business taxes, etc. We incurred $170,414 and $173,714 in business taxes for the three months ended September 30, 2014 and 2013. We classified these business taxes as selling expenses.

Operating income

As a result of the foregoing, we had operating income of $10,614,800 for the three months ended September 30, 2014, representing an increase of $1,559,875, as compared to operating income of $9,054,925 for the three months ended September 30, 2013.

Non-operating income

For the three months ended September 30, 2014, non-operating income consists primarily of interest income of $108,420 charged on the outstanding notes receivable from the farmers and other non operating income of $53,230 which mainly consists of bank interest. For the three months ended September 30, 2013, non-operating income consists primarily of interest income of $144,345 charged on the outstanding notes receivable from the farmers and other non operating income of $29,273 which mainly consists of bank interest.

Income taxes

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $2,778,055 and $2,146,141 for the three months ended September 30, 2014 and 2013, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information.

Net Income

Net income before noncontrolling interests was $7,998,395 and $7,082,402 for the three months ended September 30, 2014 and 2013, respectively, which represented an increase in $915,993 or 13%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the minority interest shareholder was $90,466 and $65,925 for the three months ended September 30, 2014 and 2013, respectively. Our net income attributable to the common stockholders of the Company was $7,907,929 representing $0.15 per share and $7,016,477 representing $0.13 per share for the three months ended September 30, 2014 and 2013, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2014 and 2013, foreign currency translation adjustments of $4,929 and $427,374 respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of September 30, 2014 and June 30, 2014, we had no bank debt but amounts owed to shareholders of $779,736 and $656,995, respectively. The amounts due to our stockholders was principally for the payment of professional fees incurred for being a reporting company in the United States by our stockholders’ because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $67,395,144 and $58,032,554 in cash at September 30, 2014 and June 30, 2014 as well as net working capital of $75,218,261 and $65,364,104, respectively.

Operating activities

During the three months ended September 30, 2014, our operating activities provided $10,993,206 in net cash, compared to $9,133,556 during the three months ended September 30, 2013. The net cash provided in the three months ended September 30, 2014 and 2013 was greater than our net income primarily due to the non-cash expense of deferred income taxes of $2,778,055 and $2,146,141, respectively.

Investing activities

During the three months ended September 30, 2014, our investing activities provided a cash outflow of $1,760,259 compared with a cash outflow of $1,424,691 for the three months ended September 30, 2013. The food costs and feeding expenses for immature biological properties used cash of $2,238,770 and $1,895,067 for the three months ended September 30, 2014 and 2013, respectively. Conversely, we received cash of $474,567 and $465,675 during the three months ended September 30, 2014 and 2013, respectively, from collection of notes receivable from the disposal of biological properties in 2011. For the three months ended September 30, 2014 and 2013, we also received $4,869 and 4,701 in cash from our disposal of biological properties, respectively.

Financing activities

Our financing activities mainly included proceeds from and repayment to shareholders of their loan to the Company. For the three months ended September 30, 2014 and 2013, we received from shareholders $184,875and $98,273, respectively. For the three months ended September 30, 2014 and 2013, we repaid $62,210 and $579 to our shareholders, respectively.

We have historically financed our operations through cash generated from our fresh milk sales and commissions from milk sales of local farmers. Over the long term, it is our expectation to utilize our additional capital resources for investments to expand our operating activities. At the present time, however, we are able to operate profitably without any significant additional investment. Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing or, if available, on favorable terms at this time. Accordingly, our near term plan is to continue to finance our operations by proceeds from our operational activities.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of September 30, 2014 and for the three months ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 14, 2014	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

