Form 10-Q
period 2014-12-31
China Modern Agricultural Information, Inc.
filed 2015-02-18
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

(Exact name of registrant as specified in its charter)

Commission File Number: 000-54510

Nevada	27-2776002
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

No. A09, Wuzhou Sun Town

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at February 17, 2015.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND june 30, 2014 (IN U.S. $)

ASSETS	December 31, 2014	June 30, 2014
	(Unaudited)

Current assets
Cash	$72,111,529	$58,032,554
Accounts receivable	5,621,228	5,341,891
Inventories	590,315	675,542
Prepaid expenses	1,292,347	2,902
Interest receivable	421,506	424,409
Notes receivable, current portion	2,837,024	1,863,092

Total current assets	82,873,949	66,340,390

Property, plant and equipment, net	3,345,238	3,485,907

Other assets
Notes receivable	8,278,628	4,130,448
Prepaid land leases	21,241,220	21,657,762
Biological assets, net	33,323,929	32,288,393

Total other assets	62,843,777	58,076,603

TOTAL ASSETS	$149,062,964	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

DECEMBER 31, 2014 AND june 30, 2014 (IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2014	June 30, 2014
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$310,792	$319,291
Stockholder loans	840,302	656,995

Total current liabilities	1,151,094	976,286

Deferred income taxes	35,931,542	30,653,108

Total liabilities	37,082,636	31,629,394

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	99,914,885	84,444,386
Statutory reserve fund	792,174	792,174
Other comprehensive income	4,269,284	4,211,885

Sub-total	110,880,613	95,352,715

Noncontrolling interests	1,099,715	920,791

Total stockholders’ equity	111,980,328	96,273,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,062,964	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 and 2013

(UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenues
Milk sales	$11,983,115	$11,250,331	$25,708,106	$21,997,754
Sales commission	4,138,755	3,071,640	7,181,862	6,173,680

Total revenues	16,121,870	14,321,971	32,889,968	28,171,434
Cost of goods sold	(4,744,024)	(5,249,225)	(10,584,200)	(9,697,001)

Gross profit	11,377,846	9,072,746	22,305,768	18,474,433

Operating expenses
Selling and marketing	224,792	192,347	416,180	386,282
General and administrative	136,539	132,227	258,273	285,054

Total operating expenses	361,331	324,574	674,453	671,336

Operating income	$11,016,515	$8,748,172	$21,631,315	$17,803,097

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED dECEMBER 31, 2014 and 2013

(UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Other income (expense)
Other non-operating income	$215,765	$174,342	$377,415	$347,960
Other non-operating (expense)	(1,099,748)	-	(1,099,748)	-

Total other income (expense)	(883,983)	174,342	(722,333)	347,960

Income before income taxes	10,132,532	8,922,514	20,908,982	18,151,057
Provision for income taxes	2,481,504	2,218,138	5,259,559	4,364,279

Net income before noncontrolling interests	7,651,028	6,704,346	15,649,423	13,786,778
Noncontrolling interests	(88,458)	(68,771)	(178,924)	(134,696)

Net income attributable to common stockholders	$7,562,570	$6,635,605	$15,470,499	$13,652,082

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 and 2013 (Unaudited) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Other comprehensive income:
Foreign currency translation adjustment	$ 52,470	$ 468,467	$ 57,399	$ 895,841

Total comprehensive income	7,615,040	7,104,072	15,527,898	14,547,923

Earnings per common share, basic and diluted	$0.14	$0.12	$0.29	$0.26

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE SIX MONTHS ENDED december 31, 2014 (UNAUDITED IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2014	$53,100	$5,851,170	$84,444,386	$792,174	$920,791	$4,211,885	$96,273,506

Net income	-	-	15,470,499	-	178,924	-	15,649,423
Other comprehensive income	-	-	-	-	-	57,399	57,399

Balance, December 31, 2014 (Unaudited)	$53,100	$5,851,170	$99,914,885	$792,174	$1,099,715	$4,269,284	$111,980,328

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six MONTHS ENDED december 31, 2014 AND 2013

(UNAUDITED) (IN U.S. $)

	2014	2013

Cash flows from operating activities
Net income	$15,649,423	$13,786,778
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,240,483	1,083,596
Amortization for prepaid land lease	416,542	155,484
Deferred income taxes	5,259,559	4,364,279
Loss from disposal from biological assets	1,100,392	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(279,337)	(450,720)
Decrease (Increase) in inventories	85,227	(306,336)
(Increase) in prepaid expenses	(18,365)	(21,093)
(Increase) in prepayment	(1,271,080)	-
Decrease in interest receivable	2,903	24,881
(Decrease) increase in accrued expenses and other payables	(8,499)	58,978

Net cash provided by operating activities	22,177,248	18,695,847

Cash flows from investing activities
Collection of notes receivable	950,304	934,223
Proceeds from sales of biological assets	10,400	7,642
Purchase of property, plant and equipment	(926)	-
(Increase) in biological assets	(4,741,913)	(3,912,396)
Purchase of biological assets	(4,550,000)	-

Net cash (used in) investing activities	(8,332,135)	(2,970,531)

Cash flows from financing activities
Proceeds from stockholder loans	248,450	145,275
Repayment of stockholder loans	(65,556)	(1,161)

Net cash provided by financing activities	$182,894	$144,114

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX monthS ENDED DECEMBER 31, 2014 AND 2013

(UNAUDITED IN U.S. $)

	2014	2013

Effect of exchange rate changes on cash	$50,968	$716,279

Net increase in cash	14,078,975	16,585,709
Cash, beginning of year	58,032,554	25,147,474

Cash, end of year	$72,111,529	$41,733,183

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-
Supplemental disclosure of non-cash activities:

Sale of cows through notes receivable	$6,068,725	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the stockholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

The exchange agreement transaction constituted a reverse takeover transaction. Accordingly, reverse takeover accounting was adopted for the preparation of the consolidated financial statements. As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development (the accounting acquirer) and the VIE its subsidiaries. Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, and Zhongxian Information and their 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) were under common control. Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.

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

10

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (Continued)

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	December 31, 2014	June 30, 2014	December 31, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1625	0.1624	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1625	N/A	0.1626

Foreign currency translation adjustments of $52,470 and $468,467 for the three months ended December 31, 2014 and 2013, respectively, and $57,399 and $895,841 for the six months ended December 31, 2014 and 2013, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

Reclassification

Certain amounts in the prior periods’ financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications had no effect on previously reported earnings.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

Advertising Costs

Advertising costs are charged to operations when incurred. No advertising costs were incurred for the three and six months ended December 31, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required. Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at December 31, 2014 and June 30, 2014, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of December 31, 2014 and June 30, 2014.

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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three and six months ended December 31, 2014 and 2013.

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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the three and six months ended December 31, 2014, a loss of $1,099,748 on the sale of the adult cows is included in non-operating expenses of the accompanying consolidated statements of income and other comprehensive income.(See Note 6)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and six months ended December 31, 2014 and 2013.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong. At December 31, 2014 and June 30, 2014, undistributed earnings allocated to Zhongxian Information were approximately $137,900,000 and $117,000,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of December 31, 2014 and June 30, 2014, the Company does not have a liability for any uncertain tax positions.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended December 31, 2014 and 2013.

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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and six months ended December 31, 2014 and 2013.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of December 31, 2014 and June 30, 2014, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

3.	Recently Issued Accounting Standards

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

3.	recently issued accounting standards (continued)

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31, 2014 (Unaudited)	June 30, 2014

Machinery and equipment	$411,483	$410,304
Automobiles	105,227	105,163
Building and building improvements	4,247,447	4,244,832

	4,764,157	4,760,299
Less: accumulated depreciation	(1,418,919)	(1,274,392)

Property, plant and equipment, net	$3,345,238	$3,485,907

Depreciation expense charged to operations for the three and six months ended December 31, 2014 and 2013 were $71,405 and $75,678, respectively, and $143,742 and $150,708, respectively.

5.	Biological assets

Biological assets consist of the following:

	December 31, 2014 (Unaudited)	June 30, 2014

Immature biological assets	$21,711,530	$18,506,045
Mature biological assets	13,760,486	18,313,125

	35,472,016	36,819,170
Less: accumulated depreciation	(2,148,087)	(4,530,777)

Biological assets, net	$33,323,929	$32,288,393

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

5.	Biological Assets (continued)

Depreciation expense for three and six months ended December 31, 2014 and 2013 was $508,534 and $475,945, respectively, and $1,096,741 and $932,888, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

6.	Notes Receivable

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.

In September 2011, August 2011, and June 2011, Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers, respectively.

In November and December 2014, Yulong sold 3,714 and 2,955 cows to local farmers respectively. 3,500 of the cows sold were purchased from outside parties for $4,550,000. The remaining cows sold were raised by Yulong.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

6.	Notes Receivable (CONTINUED)

Pursuant to the agreements signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay a 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

During the three months ended December 31, 2014 and 2013, the Company received principal and interest payments of $721,171 and $508,965, respectively, and $1,216,096 and $1,021,725 for the six months then ended, respectively . Commission income for the three months ended December 31, 2014 and 2013, was $4,138,755 and $3,071,640, respectively, and $7,181,862 and $6,173,680 for the six months then ended, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of December 31, 2014 and June 30, 2014. The related commission receivable of $2,116,368 and $989,792 at December 31, 2014 and June 30, 2014, respectively, is included in accounts receivable in the consolidated balance sheets.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

6.	Notes Receivable (CONTINUED)

Notes receivable at December 31, 2014 and June 30, 2014 consists of the following:

	December 31, 2014	June 30, 2014

Notes receivable	$11,196,985	$6,114,346
Less: discount for interest	(81,333)	(120,806)

	11,115,652	5,993,540
Less: current portion	(2,837,024)	(1,863,092)

Non-current portion	$8,278,628	$4,130,448

Future maturities of notes receivable as of December 31, 2014 are as follows:

Year Ending June 30,

2015	$1,453,000
2016	2,726,000
2017	2,065,000
2018	1,801,000
2019	1,071,000
Thereafter	1,999,000

$11,115,000

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

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

7.	LeaseS

The Company leases an office at no cost from an unrelated third party. On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,890,625 and $5,947,900 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2014 and June 30, 2014, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $3,290,625 and $3,532,200 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2014 and June 30, 2014, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,059,970 and $12,177,662 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2014 and June 30, 2014, respectively. The lease provides for renewal options.

Rent expense charged to operations for the three months ended December 31, 2014 and 2013 was $215,204 and $215,071, respectively, and was $429,878 and $430,142 for six months then ended.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2014. The Agreements were later renewed until July 31, 2015. For three months ended December 31, 2014 and 2013, compensation under the agreements was $8,500, and was $17,000 for six months then ended.

At December 31, 2014, the future commitment under these agreements is approximately $21,000.

9.	Related party transactions

The Company obtained demand loans from one of its stockholders which are non-interest bearing. The loans of $840,302 and $656,995 as of December 31, 2014 and June 30, 2014, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.	Income taxes

The provision for income taxes consisted of the following for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Current	$-	$-	$-	$-
Deferred	2,481,504	2,218,138	5,259,559	4,364,279

	$2,481,504	$2,218,138	$5,259,559	$4,364,279

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

10.	Income taxes (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the six months ended December 31:

	2014	2013

Statutory rate	25.00%	25.00%
Valuation Allowance	0.12%	-
Other	0.03%	(0.96%)

Effective income tax rate	25.15%	24.04%

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

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2014 (Unaudited)	June 30, 2014

Net operating loss carryforwards	$460,717	$434,844
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(34,501,143)	(29,222,709)

	(35,470,825)	(30,218,264)
Less valuation allowance	(460,717)	(434,844)

Net deferred tax (liabilities)	$(35,931,542)	$(30,653,108)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

10.	Income taxes (CONTINUED)

At December 31, 2014 and June 30, 2014, Zhongxian Information had an unused operating loss carry-forwards of approximately $1,843,000 and $1,739,000, respectively, expiring in various years through 2019. The Company has established a valuation allowance of approximately $461,000 and $435,000 against the deferred tax asset related to the net operating loss carryforward at December 31, 2014 and June 30, 2014, due to the uncertainty of realizing the benefit.

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

Five customers accounted for approximately 100% of milk sales for the three and six months ended December 31, 2014 and 2013. The same five customers also accounted for approximately 62% and 81% of accounts receivable at December 31, 2014 and June 30, 2014, respectively.

Seventy six farmers accounted for the notes receivable at December 31, 2014 and June 30, 2014, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of December 31, 2014 and June 30, 2014, and its statements of income, and cash flows for the three months ended December 31, 2014 and 2013:

Condensed Balance Sheets

ASSETS	December 31, 2014	June 30, 2014
	(Unaudited)

Investment in subsidiaries and VIE	$110,880,613	$95,352,715

TOTAL ASSETS	$110,880,613	$95,352,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$-	$-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	104,976,343	89,448,445

Total stockholders’ equity	110,880,613	95,352,715

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,880,613	$95,352,715

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
(UNAUDITED)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Income (Unaudited)

	For three months ended December 31,		For six months ended December 31,
	2014	2013	2014	2013

Revenues
Share of earnings from investment in subsidiaries and VIE	$7,562,570	$6,635,605	$15,470,499	$13,652,082

Operating expenses
General and administrative	-	-	-	-

Net income	$7,562,570	$6,635,605	$15,470,499	$13,652,082

Condensed Statements of Cash Flows (Unaudited)

	For the six months ended December 31
	2014	2013
Cash flows from operating activities
Net income	$7,907,929	$7,016,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(7,907,929)	(7,016,477)

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

There were no cash transactions in the US parent company during the three and six months ended December 31, 2014 and 2013.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $110,880,613 and $92,353,715 as of December 31, 2014 and June 30, 2014, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended December 31, 2014 and 2013
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

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by its subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIE exceed 25% of the consolidated net assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended December 31, 2014 and 2013. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have three operating entities with an aggregate fresh milk production capacity of approximately 193 tons per day. We also have 76 exclusive individual partners with an aggregate fresh milk production capacity of approximately 406 tons per day. We have five major customers, one of which is the leading dairy company in China.

We were incorporated on December 22, 2008 under the laws of the State of Nevada.    We were formerly known as Trade Link. On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada and changed our name from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, we entered into the Exchange Agreement by and among (i) Value Development, a British Virgin Islands company, (ii) Value Development’s shareholders, (iii) us, and (iv) our former principal stockholders.    Pursuant to the terms of the Exchange Agreement, Value Development’s shareholders transferred to us all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of our common stock. The shares issued to Value Development’s shareholders in the Securities Exchange constituted approximately 87.80% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, Value Development became our wholly owned subsidiary and Value Development’s former principal shareholders became our principal shareholders.

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting.    Jiasheng Consulting entered into a series of agreements with Zhongxian Information, Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% the of equity interest in Zhongxian Information, and Mr. Youliang Wang, our Chief Executive Officer and holder of 38% of the equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.    The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, title and equity interest in Zhongxian Information as security for the collection of such consulting and services fees provided in the equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million Renminbi or $1,206,800 US Dollars.  In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580 US Dollars. Xinhua Cattle is located in Qiqihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breading and fresh milk production and distribution.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

●	Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand of fresh milk will increase rapidly.

●	Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by the variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of cows by 3,800 and improved our production capacity by approximately 90 tons per day when acquired.

●	Raw Material Supply and Prices. The per unit cost of fresh milk is affected by price volatility of our raw material and feeding expenses in the China markets. In response to the increased cost, we leased the 16,666,750 square meters of grassland in October 2011 and 427,572 square meters grassland in February 2013. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Sale of Cows

In September 2011, August 2011, and June 2011, Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers, respectively. In November and December 2014, Yulong sold 3,714 and 2,955 cows to local farmers respectively. 3,500 of the cows sold in 2014 were purchased from outside parties for $4,550,000. The remaining cows sold were raised by Yulong.

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

Pursuant to the agreements signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay a 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

Results of Operations

Comparison of Quarters Ended December 31, 2014 and 2013

The following table sets forth certain information regarding our results of operations for the quarters ended December 31, 2014 and 2013.

	For the quarters ended December 31,
			Change
	2014	2013	Amount	%
Revenue	$16,121,870	$14,321,971	$1,799,899	13%
Cost of goods sold	4,744,024	5,249,225	(505,201)	(10%)
Gross profit	11,377,846	9,072,746	2,305,100	25%
Operating expenses	361,331	324,574	36,757	11%
Operating income/(loss)	11,016,515	8,748,172	2,268,343	26%
Other income and (expenses)	(883,983)	174,342	(1,058,325)	(607%)
Income before income tax	10,132,532	8,922,514	1,210,018	14%
Provision for income tax	2,481,504	2,218,138	263,366	12%
Net income before noncontrolling interests	7,651,028	6,704,346	946,682	14%
Noncontrolling interests	88,458	68,771	19,687	29%
Net income attributable to controlling interests	$7,562,570	$6,635,605	$926,965	14%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $16,121,870 for the quarter ended December 31, 2014, an increase of $1,799,899 or 13%, compared to $14,321,971 for the quarter ended December 31, 2013. Such increases were driven by an increase of 449 milk cows compared to the same period in 2013 and approximately $1 million commission revenue generated from the total 6,709 milk cows disposed by Yulong in November and December 2014.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the quarters ended December 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$11,983,115	$11,250,331	$732,784	7%
Sales commissions	4,138,755	3,071,640	1,067,115	35%
Total revenue	$16,121,870	$14,321,971	$1,799,899	13%

For the quarter ended December 31, 2014, our revenue generated from natural milk sales was $11,983,115 which represented an increase of $732,784 or 7% compared to $11,250,331 for the quarter ended December 31, 2013. The increases in the natural milk sales was directly related to the increased number of milk cows compared to the same period of 2013.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the quarters ended December 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$11,983,115	$11,250,331	$732,784	7%
Average number of milk cows	9,658	9,209	449	5%
Revenue from per milk cow	$1,241	$1,222	$19	2%

The revenue per milk cow increased to $1,241 for the quarter ended December 31, 2014 from $1,222 for the quarter ended December 31, 2013, an increase of $19 or 2%. Such increase was a result of the increase in number of young adult cows with high daily production comparing to the quarter ended December 31, 2013, but the increase is slight.

The sales commissions increased from local farmers increased by $1,067,115 or 35% to $4,138,755 for the quarter ended December 31, 2014 from $3,071,640 for the quarter ended December 31, 2013. The quantity of milk cows we now earn commission revenue increased by 58% or 6,709, to 18,131 for the quarter ended December 31, 2014 from 11,422 for the quarter ended December 31, 2013 due to the sale of cows by Yulong in November and December 2014.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Upon the shift of milk production and distribution responsibilities from us to local farmers, our direct costs have been reduced as a result of lowered feeding food costs and, we have seen a marked improvement in our margins compared with the past two years.

	For the quarters ended December 31,
			Change
	2014	2013	Amount	%
Cost of goods sold	$4,744,024	$5,249,225	($505,201)	(10%)
Average number of milk cows	9,658	9,209	449	5%
Cost per milk cow	$491	$570	$(79)	(14%)

The cost per milk cow decreased to $491 for the three months ended December 31, 2014 which represented a decrease of $79 or 14% compared to $570 for the three months ended December 31, 2013. The main reason caused for a decrease was due to portion of the cows fed by local farmers increased materially as it cost less if the cows are fed by the local farmers. As a result, the cost per milk cow decreased accordingly.

Gross profit margin

Our gross profit margin was 70.5% for the quarter ended December 31, 2014 which increased by 7.2% from the quarter ended December 31, 2013. The main reason for such an increase was mainly due to the disposal of adult cows by Yulong for which we now earn commissions.

Operating expenses

Our operating expenses increased to $361,331 for the quarter ended December 31, 2014 from $324,574 for the quarter ended December 31, 2013, an increase of $36,757 or 11%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $205,915 and $170,949 in business taxes for the quarter ended December 31, 2014 and 2013, respectively. We classify these business taxes as selling expenses.

Operating income

As a result of the foregoing, we had operating income of $11,016,515 for the quarter ended December 31, 2014, representing an increase of $2,268,343, as compared to operating income of $8,748,172 for the quarter ended December 31, 2013.

Non-operating income (expenses)

For the quarter ended December 31, 2014, non-operating income consists primarily of interest income of $154,208 earned on the outstanding notes receivable from the farmers and other non-operating income of $61,557which mainly consists of bank interest earned. Non-operating expenses consists the loss on disposal of mature biological assets of $1,099,748.  For the quarter ended December 31, 2013, non-operating income consists primarily of interest income of $138,277 earned on the outstanding notes receivable from the farmers and other non-operating income of $36,065 which mainly consists of bank interest earned.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $2,481,504 and $2,218,138 for the quarters ended December 31, 2014 and 2013, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $7,651,028 and $6,704,346 for the quarters ended December 31, 2014 and 2013, respectively, which represented an increase in $946,682 or 14%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the non controlling shareholders was $88,458 and $68,771 for the quarters ended December 31, 2014 and 2013, respectively. Our net income attributable to the common stockholders of the Company was $7,562,570 representing $0.14 per share and $6,635,605 representing $0.12 per share for the quarters ended December 31, 2014 and 2013, respectively.

Comparison of the six months Ended December 31, 2014 and 2013

The following table sets forth certain information regarding our results of operations for the six months ended December 31, 2014 and 2013.

	For the six months ended December 31,
			Change
	2014	2013	Amount	%
Revenue	$32,889,968	$28,171,434	$4,718,534	17%
Cost of goods sold	10,584,200	9,697,001	887,199	9%
Gross profit	22,305,768	18,474,433	3,831,335	21%
Operating expenses	674,453	671,336	3,117	0%
Operating income/(loss)	21,631,315	17,803,097	3,828,218	22%
Other income (expense)	(722,333)	347,960	(1,070,293)	(308%)
Income before income taxes	20,908,982	18,151,057	2,757,925	15%
Provision for income taxes	5,259,559	4,364,279	895,280	21%
Net income before noncontrolling interests	15,649,423	13,786,778	1,862,645	14%
Noncontrolling interests	178,924	134,696	44,228	33%
Net income attributable to common shareholders	$15,470,499	$13,652,082	$1,818,417	14%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $32,889,968 for the six months ended December 31, 2014, an increase of $4,718,534 or 17%, compared to $28,171,434 for the six months ended December 31, 2013. The change was were driven by an increase of 1,367 in the number of our milk cows compared to the same period in 2013 and the additional commission revenue generated from the 6,709 milk cows disposed by Yulong in November and December 2014.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the six months ended December 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$25,708,106	$21,997,754	$3,710,352	17%
Sales commissions	7,181,862	6,173,680	1,008,182	16%
Total revenue	$32,889,968	$28,171,434	$4,718,534	17%

For the six months ended December 31, 2014, our revenue generated from natural milk sales was $25,708,106 which represented an increase of $3,710,352 or 17% compared to $21,997,754 for the six months ended December 31, 2013. The increase in natural milk sales were directly related to the increased number of milk cows compared to the same period of 2013.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the six months ended December 31,
			Change
	2014	2013	Amount	%
Sales of natural milk	$25,708,106	$21,997,754	$3,710,352	17%
Average number of milk cows	10,375	9,008	1,367	15%
Revenue from per milk cow	$2,478	$2,442	$36	1%

The revenue per milk cow increased to $2,478 for the six months ended December 31, 2014 from $2,442 for the six months ended December 31, 2013, an increase of $36 or 1%. The change was a result of the increase in number of young adult cows with high daily production compared to the six months ended December 31, 2013, but the increase was slight.

The sales commissions increased from local farmers increased by $1,008,812 or 16% to $7,181,862 for the six months ended December 31, 2014 from $6,173,680 for the six months ended December 31, 2013. The quantity of milk cows we now earn commission revenue increased by 58% or 6,709, to 18,131 for the six months ended December 31, 2014 from 11,422 for the six months ended December 31, 2013.

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

	For the six months ended December 31,
			Change
	2014	2013	Amount	%
Cost of goods sold	$10,584,200	$9,697,001	$887,199	9%
Average number of milk cows	10,375	9,008	1,367	15%
Cost per milk cow	$1,020	$1,076	$(56)	(5%)

The cost per milk cow decreased to $1,020 for the six months ended December 31, 2014 which represented a decrease of $56 or 5% compared to $1,076 for the six months ended December 31, 2013. The main reason for such a decrease was due to the number of the cows fed by local farmers which increased materially as it costs less if the cows are fed by the local farmers. As a result, the cost per milk cow decreased accordingly.

Gross profit margin

Our gross profit margin is 67.8% for the six months ended December 31, 2014 which increased by 2.2% from the six months ended December 31, 2013. The main reason for such an increase was mainly due to the disposal of adult cows by Yulong for which we now earn commissions during November and December.

Operating expenses

Our operating expenses increased to $674,453 for the six months ended December 31, 2014 from $671,336 for the six months ended December 31, 2013, an increase of $3,117 or 0%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $377,268 and $344,663 in business taxes for the six months ended December 31, 2014 and 2013. We classify these business taxes as selling expenses.

Operating income

As a result of the foregoing, we had operating income of $21,631,315 for the six months ended December 31, 2014, representing an increase of $3,828,218, as compared to operating income of $817,803,097 for the six months ended December 31, 2013.

Non-operating income (expenses)

For the six months ended December 31, 2014, non-operating income consists primarily of interest income of $262,628 earned on the outstanding notes receivable from the farmers and other non operating income of $114,787 which mainly consists of bank interest earned. Non-operating expenses consists of the loss on disposal of mature biological assets of $1,099,748. For the six months ended December 31, 2013, non-operating income consists primarily of interest income of $282,622 earned charged on the outstanding notes receivable from the farmers and other non operating income of $65,338 which mainly consists of bank interest earned.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns. The provision for income taxes was $5,259,559 and $4,364,279 for the six months ended December 31, 2014 and 2013, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $15,649,423 and $13,786,778 for the six months ended December 31, 2014 and 2013, respectively, which represented an increase in $1,862,645 or 14%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the non controlling shareholder was $178,924 and $134,696 for the six months ended December 31, 2014 and 2013, respectively. Our net income attributable to the common stockholders of the Company was $15,470,499 representing $0.29 per share and $13,652,082 representing $0.26 per share for the six months ended December 31, 2014 and 2013, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended December 31, 2014 and 2013, foreign currency translation adjustments of $52,470 and $468,467, respectively, and $57,399 and $895,841, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income, respectively.

Liquidity and Capital Resources

As of December 31, 2014 and June 30, 2014, we had no bank debt but amounts owed to shareholders of $840,302 and $656,995, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $72,111,529 and $58,032,554 in cash at December 31, 2014 and June 30, 2014 as well as net working capital of $81,722,855 and $65,364,104, respectively.

Operating activities

During the six months ended December 31, 2014, our operating activities provided $22,177,248 in net cash, compared to $18,695,847 during the six months ended December 31, 2013. The net cash provided in the six months ended December 31, 2014 and 2013 was much more than our net income primarily due to the increase in the deferred income tax liabilities of $5,259,559 and $4,364,279, respectively.

Investing activities

During the six months ended December 31, 2014, our investing activities provided a cash outflow of $8,332,135 compared with a cash outflow of $2,970,531 for the six months ended December 31, 2013. The food costs and feeding expenses for biological properties used cash of $4,741,913 and $3,912,396 for the six months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014, we spent $4,550,000 for purchasing milk cows. Conversely, we received cash of $950,304 and $934,223 during the six months ended December 31, 2014 and 2013, respectively, from collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the six months ended December 31, 2014 and 2013, we also received $10,400 and 7,642 in cash from our disposal of biological properties, respectively. For the six months ended December 31, 2014, we also spent $926 for addition of office equipment for daily operations.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the six months ended December 31, 2014 and 2013, we received from shareholders of $248,450 and $145,275, respectively. For the December 31 ended December 31, 2014 and 2013, we repaid of $65,556 and $1,161 to our shareholders, respectively.

We have historically financed our operations through cash generated from our fresh milk sales and commissions from milk sales from local farmers. Over the long term, it is our expectation to utilize our additional capital resources from investments to expand our operating activities. At the present time, however, we are able to operate profitably without any significant additional investment. Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing or if available on favorable terms at this time. Accordingly, our near term plan is to finance our operations with our current working capital and with the expected income from our ongoing operations.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of December 31, 2014 and June 30, 2014 and for the three and six months ended December 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: February 18, 2015	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: February 18, 2015	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

