Form 10-Q
period 2015-03-31
China Modern Agricultural Information, Inc.
filed 2015-05-20
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54510

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at May 20, 2015.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

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

In addition, unless the context otherwise requires and for the purposes of this report only:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2015 AND June 30, 2014 (IN U.S. $)

ASSETS	March 31, 2015	June 30, 2014
	(Unaudited)

Current assets
Cash	$80,241,685	$58,032,554
Accounts receivable	8,382,942	5,341,891
Inventories	315,421	675,542
Prepaid expenses	994,091	2,902
Interest receivable	569,302	424,409
Notes receivable, current portion	3,108,803	1,863,092

Total current assets	93,612,244	66,340,390

Property, plant and equipment, net	3,289,395	3,485,907

Other assets
Notes receivable	7,574,562	4,130,448
Prepaid land leases	21,103,916	21,657,762
Biological assets, net	35,820,712	32,288,393

Total other assets	64,499,190	58,076,603

TOTAL ASSETS	$161,400,829	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

MARCH 31, 2015 AND June 30, 2014 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	March 31, 2015	June 30, 2014
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$367,606	$319,291
Stockholder loans	887,197	656,995

Total current liabilities	1,254,803	976,286

Deferred income taxes	38,948,327	30,653,108

Total liabilities	40,203,130	31,629,394

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	108,609,608	84,444,386
Statutory reserve fund	792,174	792,174
Other comprehensive income	4,703,879	4,211,885

Sub-total	120,009,931	95,352,715

Noncontrolling interests	1,187,768	920,791

Total stockholders’ equity	121,197,699	96,273,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,400,829	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 and 2014 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenues
Milk sales	$10,824,182	$11,708,023	$36,532,288	$33,705,777
Sales commission	5,353,361	2,998,975	12,535,223	9,172,655

Total revenues	16,177,543	14,706,998	49,067,511	42,878,432
Cost of goods sold	(4,239,953)	(5,455,703)	(14,824,153)	(15,152,704)

Gross profit	11,937,590	9,251,295	34,243,358	27,725,728

Operating expenses
Selling and marketing	341,773	189,467	757,953	575,749
General and administrative	167,664	127,777	425,937	412,831

Total operating expenses	509,437	317,244	1,183,890	988,580

Operating income	11,428,153	8,934,051	33,059,468	26,737,148

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED march 31, 2015 and 2014 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Other income (expense)
Other non-operating income	228,128	172,061	605,543	520,021
Other non-operating (expense)	-	-	(1,099,748)	-

Total other income (expense)	228,128	172,061	(494,205)	520,021

Income before income taxes	11,656,281	9,106,112	32,565,263	27,257,169
Provision for income taxes	2,873,505	2,263,883	8,133,064	6,628,162

Net income before noncontrolling interests	8,782,776	6,842,229	24,432,199	20,629,007
Noncontrolling interests	(88,053)	(71,522)	(266,977)	(206,218)

Net income attributable to common stockholders	8,694,723	6,770,707	24,165,222	20,422,789

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED march 31, 2015 and 2014 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Other comprehensive income:
Foreign currency translation adjustment	434,595	(741,169)	491,994	154,672

Total comprehensive income	$9,129,318	$6,029,538	$24,657,216	$20,577,461

Earnings per common share, basic and diluted	$0.16	$0.13	$0.46	$0.38

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2015 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2014	$53,100	$5,851,170	$84,444,386	$792,174	$920,791	$4,211,885	$96,273,506

Net income	-	-	24,165,222	-	266,977	-	24,432,199
Other comprehensive income	-	-	-	-	-	491,994	491,994

Balance, March 31, 2015 (Unaudited)	$53,100	$5,851,170	$108,609,608	$792,174	$1,187,768	$4,703,879	$121,197,699

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	2015	2014

Cash flows from operating activities
Net income	$24,432,199	$20,629,007
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,708,469	1,646,314
Amortization for prepaid land lease	553,846	646,403
Deferred income taxes	8,133,064	6,628,162
Loss from disposal from biological assets	1,100,669	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(3,041,051)	(700,137)
Decrease (Increase) in inventories	360,121	(1,668,611)
(Increase) in prepaid expenses	(991,189)	(36,378)
(Increase) in interest receivable	(144,893)	(75,670)
Increase in accrued expenses and other payables	48,315	9,387

Net cash provided by operating activities	32,159,550	27,078,477

Cash flows from investing activities
Collection of notes receivable	1,421,893	1,403,920
Proceeds from sales of biological assets	14,219	12,380
Purchase of property, plant and equipment	(926)	-
(Increase) in biological assets	(7,511,059)	(6,005,721)
Purchase of biological assets	(4,550,000)	-

Net cash (used in) investing activities	(10,625,873)	(4,589,421)

Cash flows from financing activities
Proceeds from stockholder loans	304,437	241,365
Repayment of stockholder loans	(89,119)	(1,163)

Net cash provided by financing activities	215,318	240,202

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE months ENDED MARCH 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	2015	2014

Effect of exchange rate changes on cash	460,136	(3,793)

Net increase in cash	22,209,131	22,725,465
Cash, beginning of year	58,032,554	25,147,474

Cash, end of year	$80,241,685	$47,872,939

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

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

The unaudited interim consolidated financial statements of the Company as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2014, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2015.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	March 31, 2015	June 30, 2014	March 31, 2014

Balance sheet items, except for stockholders’ equity, as of period end	0.1631	0.1624	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1625	N/A	0.1629

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (Continued)

Foreign currency translation adjustments of $434,595 and ($741,169) for the three months ended March 31, 2015 and 2014, respectively, and $491,994 and $154,672 for the nine months ended March 31, 2015 and 2014, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

Advertising Costs

Advertising costs are charged to operations when incurred. No advertising costs were incurred for the three and nine months ended March 31, 2015 and 2014.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at March 31, 2015 and June 30, 2014, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of March 31, 2015 and June 30, 2014.

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (Continued)

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to 10 years
Building and building improvements	10 to 20 years

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three and nine months ended March 31, 2015 and 2014.

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (Continued)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the three and nine months ended March 31, 2015, a loss of $1,099,748 on the sale of the adult cows is included in non-operating expenses in the accompanying consolidated statements of income and other comprehensive income.(See Note 6)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and nine months ended March 31, 2015 and 2014.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong. At March 31, 2015 and June 30, 2014, undistributed earnings allocated to Zhongxian Information were approximately $149,200,000 and $117,000,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of March 31, 2015 and June 30, 2014, the Company does not have a liability for any uncertain tax positions.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended March 31, 2015 and 2014.

BVI

Value Development is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Value Development Group Limited is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

PRC

Xinhua Cattle and Yulong are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended March 31, 2015 and 2014.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of March 31, 2015 and June 30, 2014, the required statutory reserve funds have been fully funded.

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

3.	Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

3.	Recently Issued Accounting Standards (CONTINUED)

In June 2014, the FASB issued ASU 2014-10, ”Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information. The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk. The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (i) present inception-to-date information on the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in FASB ASC 275, Risks and Uncertainties, is applicable to entities that have not yet commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of FASB ASC 915 should be applied retrospectively, except for the clarification to FASB ASC 275, which should be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier implementation is allowed for any period where the reporting entity’s annual or interim financial statements have not yet been made available for issuance. This accounting standard update will not have a material impact on the Company’s consolidated financial statements.

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

3.	Recently Issued Accounting Standards (CONTINUED)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for public companies annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has proposed deferring the effective date to annual reporting periods beginning at the December 15, 2017. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31, 2015	June 30, 2014
	(Unaudited)

Machinery and equipment	$413,002	$410,304
Automobiles	105,615	105,163
Building and building improvements	4,263,130	4,244,832

	4,781,747	4,760,299
Less: accumulated depreciation	(1,492,352)	(1,274,392)

Property, plant and equipment, net	$3,289,395	$3,485,907

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

4.	Property, plant and equipment (CONTINUED)

Depreciation expense charged to operations for the three and nine months ended March 31, 2015 and 2014 were $67,943 and $75,866, respectively, and $211,685 and $226,574, respectively.

5.	Biological assets

Biological assets consist of the following:

	March 31, 2015	June 30, 2014
	(Unaudited)

Immature biological assets	$23,046,432	$18,506,045
Mature biological assets	15,331,818	18,313,125

	38,378,250	36,819,170
Less: accumulated depreciation	(2,557,538)	(4,530,777)

Biological assets, net	$35,820,712	$32,288,393

Depreciation expense for three and nine months ended March 31, 2015 and 2014 was $400,043 and $486,853, respectively, and $1,496,784 and $1,419,740, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

6.	Notes Receivable

Notes receivable are related to the sales of cows (mature biological assets) to local farmers.

In September 2011, August 2011, and June 2011, Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers, respectively.

In November and December 2014, Yulong sold 3,714 and 2,995 cows to local farmers respectively. 3,500 of the cows sold were purchased from outside parties for $4,550,000. The remaining cows sold were raised by Yulong.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

6.	Notes Receivable (CONTINUED)

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

During the three months ended March 31, 2015 and 2014, the Company received principal and interest payments of $491,363 and $503,232, respectively, and $1,707,459 and $1,524,957 for the nine months then ended, respectively. Commission income for the three months ended March 31, 2015 and 2014, was $5,353,361 and $2,998,975, respectively, and $12,535,223 and $9,172,655 for the nine months then ended, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of March 31, 2015 and June 30, 2014. The related commission receivable of $4,547,523 and $989,792 at March 31, 2015 and June 30, 2014, respectively, is included in accounts receivable in the consolidated balance sheets.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

6.	Notes Receivable (CONTINUED)

Notes receivable at March 31, 2015 and June 30, 2014 consists of the following:

	March 31, 2015	June 30, 2014
	(Unaudited)

Notes receivable	$10,745,151	$6,114,346
Less: discount for interest	(61,786)	(120,806)

	10,683,365	5,993,540
Less: current portion	(2,785,142)	(1,863,092)

Non-current portion	$7,898,223	$4,130,448

Future maturities of notes receivable as of March 31, 2015 are as follows:

Year Ending March 31,

2016	$2,495,000
2017	1,853,000
2018	1,380,000
2019	638,000
2020	571,000
Thereafter	979,000
$7,916,000

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

7.	LeaseS

The Company leases an office at no cost from an unrelated third party. On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent.

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,881,794 and $5,947,900 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2015 and June 30, 2014, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $3,180,450 and $3,532,200 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2015 and June 30, 2014, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $12,041,672 and $12,177,662 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2015 and June 30, 2014, respectively. The lease provides for renewal options.

Rent expense charged to operations for the three months ended March 31, 2015 and 2014 was $214,938 and $216,261, respectively, and was $644,816 and $646,403 for the nine months then ended.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2014. The Agreements were later renewed until July 31, 2015. For three months ended March 31, 2015 and 2014, compensation under the agreements was $8,500, and were $25,500 and $22,500, respectively for nine months then ended March 31, 2015 and 2014.

At March 31, 2015, the future commitment under these agreements is approximately $11,400.

9.	Related party transactions

The Company obtained demand loans from one of its stockholders which are non-interest bearing. The loans of $887,197 and $656,995 as of March 31, 2015 and June 30, 2014, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.	Income taxes

The provision for income taxes consisted of the following for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Current	$-	$-	$-	$-
Deferred	2,873,505	2,263,883	8,133,064	6,628,162

	$2,873,505	$2,263,883	$8,133,064	$6,628,162

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

10.	Income taxes (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	For the three months ended March 31
	2015	2014

Statutory rate	25.0%	25.0%
Other	0.3%	0.2%

Effective income tax rate	25.3%	25.2%

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended March 31:

	For the nine months ended March 31
	2015	2014

Statutory rate	25.0%	25.0%
Other	0.2%	0.2%

Effective income tax rate	25.2%	25.2%

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

The tax laws of China permit the carry forward of net operating losses for a period of five years. Undistributed earnings from Xinhua Cattle and Yulong are not taxable until such earnings are actually distributed to Jiasheng Consulting. A deferred tax liability was provided for the tax to be paid when these earnings are distributed.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

10.	Income taxes (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2015	June 30, 2014
	(Unaudited)

Net operating loss carryforwards	$484,247	$434,844
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(37,517,928)	(29,222,709)

	(38,464,080)	(30,218,264)
Less valuation allowance	(482,247)	(434,844)

Net deferred tax (liabilities)	$(38,948,327)	$(30,653,108)

At March 31, 2015 and June 30, 2014, Zhongxian Information had unused operating loss carry-forwards of approximately $1,937,000 and $1,739,000, respectively, expiring in various years through 2019. The Company has established a valuation allowance of approximately $482,000 and $435,000 against the deferred tax asset related to the net operating loss carryforward at March 31, 2015 and June 30, 2014, due to the uncertainty of realizing the benefit.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years from 2008 to 2013 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for tax years 2012 and 2014. The year ended June 30, 2013 was examined by the Internal Revenue Service and resulted in no adjustment.

11.	CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

11.	CONCENTRATION OF CREDIT RISK (CONTINUED)

Five customers accounted for approximately 100% of milk sales for the three and nine months ended March 31, 2015 and 2014. The same five customers also accounted for approximately 46% and 79% of accounts receivable at March 31, 2015 and June 30, 2014, respectively.

Seventy six farmers and Thirty nine famers accounted for the notes receivable at March 31, 2015 and June 30, 2014, respectively.

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of March 31, 2015 and June 30, 2014, statements of income for the three and nine months ended March 31, 2015 and 2014, and statements of cash flows for the nine months ended March 31, 2015 and 2014:

Condensed Balance Sheets

ASSETS	March 31, 2015	June 30, 2014
	(Unaudited)

Investment in subsidiaries and VIE	$120,776,128	$95,871,710

TOTAL ASSETS	$120,776,128	$95,871,710

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Balance Sheets (Continued)

LIABILITIES AND stockholders’ EQUITY	March 31, 2015	June 30, 2014

Stockholder loans	$887,197	$656,995

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	113,984,661	89,310,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,776,128	$95,871,710

Condensed Statements of Income (Unaudited)

	For three months ended March 31,		For nine months ended March 31,
	2015	2014	2015	2014

Revenues
Share of earnings from investment in subsidiaries and VIE	$8,627,723	$6,743,707	$24,044,222	$20,361,789

Operating expenses
General and administrative	67,000	27,000	121,000	81,000

Net income	$8,560,723	$6,716,707	$23,923,222	$20,280,789

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended March 31
	2015	2014
Cash flows from operating activities
Net income	$23,923,222	$20,280,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(23,923,222)	(20,280,789)

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting. Such investments are presented as “Investment in subsidiaries and VIE” on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investment in subsidiaries and VIE” in the condensed statements of income.

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

There were no cash transactions in the US parent company during the three and nine months ended March 31, 2015 and 2014.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $120,776,128 and $95,871,710 as of March 31, 2015 and June 30, 2014, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended March 31, 2015 and 2014. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 217 tons per day. We also have 76 exclusive individual partners with an aggregate fresh milk production capacity of approximately 406 tons per day. We have five major customers, one of which is the leading dairy company in China.

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

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting.    Jiasheng Consulting entered into a series of agreements with Zhongxian Information, Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% the of equity interest in Zhongxian Information, and Mr. Youliang Wang, our Chief Executive Officer and holder of 38% of the equity interest of Zhongxian Information. Pursuant to the Contractual Arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.    The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, title and equity interest in Zhongxian Information as security for the collection of such consulting and service fees provided in the equity pledge agreement.

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

●

Raw Material Supplies and Prices. The per unit cost of fresh milk is affected by price volatility of our raw materials and feeding expenses in the China markets.  In response to the increased cost, we leased 16,666,750 square meters of grassland in October 2011 and 427,572 square meters grassland in February 2013. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

Sale of Cows

In September 2011, August 2011, and June 2011, Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers, respectively. In November and December 2014, Yulong sold 3,714 and 2,995 cows to local farmers respectively. 3,500 of the cows sold in 2014 were purchased from outside parties for $4,550,000. The remaining cows sold were raised by Yulong.

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

Pursuant to the agreements signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. The 30% monthly payments will continue over the entire remaining life of the cows sold. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

Results of Operations

Comparison of Quarters Ended March 31, 2015 and 2014

The following table sets forth certain information regarding our results of operations for the quarters ended March 31, 2015 and 2014.

	For the quarters ended March 31,
			Change
	2015	2014	Amount	%
Revenue	$16,177,543	$14,706,998	$1,470,545	10%
Cost of goods sold	4,239,953	5,455,703	(1,215,750)	(22%)
Gross profit	11,937,590	9,251,295	2,686,295	29%
Operating expenses	509,437	317,244	192,193	61%
Operating income/(loss)	11,428,153	8,934,051	2,494,102	28%
Other income and (expenses)	228,128	172,061	56,067	33%
Income before income taxes	11,656,281	9,106,112	2,550,169	28%
Provision for income taxes	2,873,505	2,263,883	609,622	27%
Net income before noncontrolling interests	8,782,776	6,842,229	1,940,547	28%
Noncontrolling interests	88,053	71,522	16,531	23%
Net income attributable to controlling interests	$8,694,723	$6,770,707	$1,924,016	28%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $16,177,543 for the quarter ended March 31, 2015, an increase of $1,470,545 or 10%, compared to $14,706,998 for the quarter ended March 31, 2014. Such increases were driven by approximately $2.5 million commission revenue generated from the total 6,709 milk cows disposed by Yulong in November and December 2014 although the average quantity of milk cows decreased by 761.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the quarters ended March 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$10,824,182	$11,708,023	$(883,841)	(8%)
Sales commissions	5,353,361	2,998,975	2,354,386	79%
Total revenue	$16,177,543	$14,706,998	$1,470,545	10%

For the quarter ended March 31, 2015, our revenue generated from natural milk sales was $10,824,182 which represented a decrease of $883,841 or 8% compared to $11,708,023 for the quarter ended March 31, 2014. The decrease in the natural milk sales was directly related to the decreased number of milk cows compared to the same period of 2014.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the quarters ended March 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$10,824,182	$11,708,023	$(883,841)	(8%)
Average number of milk cows	8,934	9,695	(761)	(8%)
Revenue from per milk cow	$1,212	$1,208	$4	0%

The revenue per milk cow increased to $1,212 for the quarter ended March 31, 2015 from $1,208 for the quarter ended March 31, 2014, an increase of $4 or 0%. Such increase was a result of the increase in number of young adult cows with high daily production comparing to the quarter ended March 31, 2014, but the increase is very slight.

The sales commissions increased from local farmers increased by $2,354,386 or 79% to $5,353,361 for the quarter ended March 31, 2015 from $2,998,975 for the quarter ended March 31, 2014. The quantity of milk cows we now earn commission revenue increased by 59% or 6,709, to 18,131 for the quarter ended March 31, 2015 from 11,422 for the quarter ended March 31, 2014 due to the sale of cows by Yulong in November and December 2014. However, the sales commission generated from the cows disposed by Yulong had not been received yet by the end of March 2015. The farmers paid us since April 2015. In addition, the daily production of the cows sold by Yulong is also higher than the cows sold by Xinhua due to their younger age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Upon the shift of milk production and distribution responsibilities from us to local farmers, our direct costs have been reduced as a result of lowered feeding food costs due to lower quantity of milk cows and, we have seen a marked improvement in our margins compared with the past two years.

	For the quarters ended March 31,
			Change
	2015	2014	Amount	%
Cost of goods sold	$4,239,953	$5,455,703	($1,215,750)	(22%)
Average number of milk cows	8,934	9,695	(761)	(8%)
Cost per milk cow	$475	$563	$(88)	(16%)

The cost per milk cow decreased to $475 for the three months ended March 31, 2015 which represented a decrease of $88 or 16% compared to $563 for the three months ended March 31, 2014. The main reason for the decrease was due to the increase in the cows fed by local farmers at a lower cost. As a result, the cost per milk cow decreased accordingly.

Gross profit margin

Our gross profit margin was 73.8% for the quarter ended March 31, 2015 which increased by 17.3% from the quarter ended March 31, 2014. The main reason for such an increase was mainly due to the disposal of adult cows by Yulong for which we now earn commissions.

Operating expenses

Our operating expenses increased to $509,437 for the quarter ended March 31, 2015 from $317,244 for the quarter ended March 31, 2014, an increase of $192,193 or 61%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $324,708 and $ 167,943 in business taxes for the quarter ended March 31, 2015 and 2014, respectively. We classified these business taxes as selling expenses.

Operating income

As a result of the foregoing, we had operating income of $11,428,153 for the quarter ended March 31, 2015, representing an increase of $2,494,102, as compared to operating income of $8,934,051 for the quarter ended March 31, 2014.

Non-operating income (expenses)

For the quarter ended March 31, 2015, non-operating income consists primarily of interest income of $165,475 earned on the outstanding notes receivable from the farmers and other non-operating income of $62,653 which mainly consists of bank interest earned. For the quarter ended March 31, 2014, non-operating income consists primarily of interest income of $131,635 earned on the outstanding notes receivable from the farmers and other non operating income of $40,426 which mainly consists of bank interest earned.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return. The provision for income taxes was $2,873,505 and $2,263,883 for the quarters ended March 31, 2015 and 2014, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $8,782,776 and $6,842,229 for the quarters ended March 31, 2015 and 2014, respectively, which represented an increase in $1,940,547 or 28%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the non controlling shareholders was $88,053 and $71,522 for the quarters ended March 31, 2015 and 2014, respectively. Our net income attributable to the common stockholders of the Company was $8,694,723 representing $0.16 per share and $6,770,707 representing $0.13 per share for the quarters ended March 31, 2015 and 2014, respectively.

Comparison of the nine months Ended March 31, 2015 and 2014

The following table sets forth certain information regarding our results of operations for the nine months ended March 31, 2015 and 2014.

	For the nine months ended March 31,
			Change
	2015	2014	Amount	%
Revenue	$49,067,511	$42,878,432	$6,189,079	14%
Cost of goods sold	14,824,153	15,152,704	(328,551)	(2%)
Gross profit	34,243,358	27,725,728	6,517,630	24%
Operating expenses	1,183,890	988,580	195,310	20%
Operating income/(loss)	33,059,468	26,737,148	6,322,320	24%
Other income and (expenses)	(494,205)	520,021	(1,014,226)	(195%)
Income before income tax	32,565,263	27,257,169	5,308,094	19%
Provision for income tax	8,133,064	6,628,162	1,504,902	23%
Net income before noncontrolling interests	24,432,199	20,629,007	3,803,192	18%
Noncontrolling interests	266,977	206,218	60,759	29%
Net income attributable to controlling interests	$24,165,222	$20,422,789	$3,742,433	18%

Revenues

Revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $49,067,511 for the nine months ended March 31, 2015, an increase of $6,189,079 or 14%, compared to $42,878,432 for the nine months ended March 31, 2014. The change was driven by an increase of 658 in the average number of our milk cows compared to the same period in 2014 and the additional commission revenue generated from the 6,709 milk cows disposed by Yulong in November and December 2014.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the nine months ended March 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$36,532,288	$33,705,777	$2,826,511	8%
Sales commissions	12,535,223	9,172,655	3,362,568	37%
Total revenue	$49,067,511	$42,878,432	$6,189,079	14%

For the nine months ended March 31, 2015, our revenue generated from natural milk sales was $36,532,288 which represented an increase of $2,826,511 or 8% compared to $33,705,777 for the nine months ended March 31, 2014. The increase in natural milk sales were directly related to the increased number of milk cows compared to the same period of 2014.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the nine months ended March 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$36,532,288	$33,705,777	$2,826,511	8%
Average number of milk cows	9,895	9,237	658	8%
Revenue from per milk cow	$3,692	$3,649	$43	1%

The revenue per milk cow increased to $3,692 for the nine months ended March 31, 2015 from $3,649 for the nine months ended March 31, 2014, an increase of $43 or 1%. The change was a result of the increase in number of young adult cows with higher daily production compared to the nine months ended March 31, 2014, but the increase was slight.

The sales commissions earned from local farmers increased by $3,362,568 or 37% to $12,535,223 for the nine months ended March 31, 2015 from $9,172,655 for the nine months ended March 31, 2014. The quantity of milk cows we now earn commission revenue increased by 58% or 6,709, to 18,131 for the nine months ended March 31, 2015 from 11,422 for the nine months ended March 31, 2014.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, water & electricity, etc. Upon the shift of milk production and distribution responsibilities from us to local farmers, our direct costs have been reduced as a result of lowered feeding food costs due to lower quantity of milk cows and, we have seen a marked improvement in our margins comparing the past two years to 2012.

	For the nine months ended March 31,
			Change
	2015	2014	Amount	%
Cost of goods sold	$14,824,153	$15,152,704	$(328,551)	(2%)
Average number of milk cows	9,895	9,237	658	7%
Cost per milk cow	$1,498	$1,640	$(142)	(9%)

The cost per milk cow decreased to $1,498 for the nine months ended March 31, 2015 which represented a decrease of $142 or 9% compared to $1,640 for the nine months ended March 31, 2014. The main reason for such a decrease was due to an increase in the number of the cows fed by local farmers which increased materially due to the sale of cows to local farmers in November and December of 2014 at a lower cost. As a result, the cost per milk cow decreased accordingly.

Gross profit margin

Our gross profit margin is 69.8% for the nine months ended March 31, 2015 which increased by 7.9% from the nine months ended March 31, 2014. The main reason for such an increase was mainly due to the disposal of adult cows by Yulong for which we now earn commissions during November and December in 2014.

Operating expenses

Our operating expenses increased to $1,183,890 for the nine months ended March 31, 2015 from $988,580 for the nine months ended March 31, 2014, an increase of $195,310 or 20%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $701,973 and $512,597 in business taxes for the nine months ended March 31, 2015 and 2014. We classify these business taxes as selling expenses.

Operating income

As a result of the foregoing, we had operating income of $33,059,468 for the nine months ended March 31, 2015, representing an increase of $6,322,320, as compared to operating income of $26,737,148 for the nine months ended March 31, 2014.

Non-operating income (expenses)

For the nine months ended March 31, 2015, non-operating income consists primarily of interest income of $428,103 earned on the outstanding notes receivable from the farmers and other non operating income of $177,440 which mainly consists of bank interest earned. Non-operating expenses consists of the loss on the disposal of mature biological assets of $1,099,748. For the nine months ended March 31, 2014, non-operating income consists primarily of interest income of $414,257 earned on the outstanding notes receivable from the farmers and other non operating income of $105,764 which mainly consists of bank interest earned.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return.  The provision for income taxes was $8,133,064 and $6,628,162 for the nine months ended March 31, 2015 and 2014, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before noncontrolling interests was $24,432,199 and $20,629,007 for the nine months ended March 31, 2015 and 2014, respectively, which represented an increase in $3,803,192 or 18%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the non controlling shareholders was $266,977 and $206,218 for the nine months ended March 31, 2015 and 2014, respectively. Our net income attributable to the common stockholders of the Company was $24,165,222 representing $0.46 per share and $20,422,789 representing $0.38 per share for the nine months ended March 31, 2015 and 2014, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended March 31, 2015 and 2014, foreign currency translation adjustments of $434,595 and ($741,169), respectively, and $491,994 and $154,672, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income, respectively.

Liquidity and Capital Resources

As of March 31, 2015 and June 30, 2014, we had no bank debt but amounts owed to shareholders of $887,197 and $656,995, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $80,241,685 and $58,032,554 in cash at March 31, 2015 and June 30, 2014 as well as working capital of $92,357,441 and $65,364,104, respectively.

Operating activities

During the nine months ended March 31, 2015, our operating activities provided $32,159,550 in net cash, compared to $27,078,477 during the nine months ended March 31, 2014. The net cash provided in the nine months ended March 31, 2015 and 2014 was much more than our net income primarily due to the increase in the deferred income tax liabilities of $8,133,064 and $6,628,162, respectively.

Investing activities

During the nine months ended March 31, 2015, our investing activities provided a cash outflow of $10,625,873 compared with a cash outflow of $4,589,421 for the nine months ended March 31, 2014. The food costs and feeding expenses for biological properties used cash of $7,511,059 and $6,005,721 for the nine months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015, we spent $4,550,000 for purchasing milk cows. Conversely, we received cash of $1,421,893 and $1,403,920 during the nine months ended March 31, 2015 and 2014, respectively, from collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the nine months ended March 31, 2015 and 2014, we also received $14,219 and $12,380 in cash from our disposal of biological properties, respectively. For the nine months ended March 31, 2015, we also spent $926 for addition of office equipment for daily operations.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the nine months ended March 31, 2015 and 2014, we received $304,437 and $241,365 from shareholders, respectively. For the nine months ended March 31, 2015 and 2014, we repaid of $89,119 and $1,163 to our shareholders, respectively.

We have historically financed our operations through cash generated from our fresh milk sales and commissions from milk sales from local farmers. Over the long term, it is our expectation to utilize our additional capital resources to expand our operating activities. At the present time, however, we are able to operate profitably without any significant additional investment. Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing, or if available, on favorable terms at this time. Accordingly, our near term plan is to finance our operations with our current working capital and with the expected income from our ongoing operations.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of March 31, 2015 and June 30, 2014 and for the three and nine months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: May 20, 2015	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2015	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

