Form 10-K
period 2015-06-30
China Modern Agricultural Information, Inc.
filed 2015-10-13
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Registrant’s telephone number, including area code: (86) 0451-84800733

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,691,422.24

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 53,100,000 shares of common stock, par value $0.001 per share, issued and outstanding as of October 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Jiasheng Consulting” refers to Jiasheng Consulting Managerial Co., Ltd., a PRC company;
●	“Operating Company or Operating Companies” refers to Value Development Holding, Value Development Group, Jiasheng Consulting, Zhongxian Information, Xinhua Cattle, and Yulong Cattle.
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Yulong Cattle” refers to Shangzhi Yulong Cattle Co., Ltd., a PRC company;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“Value Development Holding” refers to Value Development Holding Limited., a British Virgin Islands company;
●	“Value Development Group” refers to Value Development Group Limited, a Hong Kong company;
●	“Xinhua Cattle” refers to Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company;
●	“Zhongxian Information” refers to Heilongjiang Zhongxian Information Co., Ltd., a PRC company;
●	“Hope Diary” refers to Hope Diary Holdings Ltd., a British Virgin Islands company;
●	“China Dairy” refers to China Dairy Corporation Ltd., a Hong Kong company;

3

PART I

Item 1. Business.

Overview

We are a leading producer and distributor of natural fresh milk in China. We have two operating entities with an aggregate natural fresh milk production capacity of approximately 234 tons (approximately 7,431gallons) per day. We also have 76 exclusive individual partners with an aggregate natural fresh milk production capacity of approximately 405 tons per day. We have five major customers, one of which is the leading dairy company in China.

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

Zhongxian Information was incorporated in China in January 2005 with registered capital of 10 million RMB or $1,206,800 US Dollars. In February 2006, it acquired 99% of the registered capital of Xinhua Cattle, which was incorporated in China in December 2005 with registered capital of three million RMB or $371,580 US Dollars. Xinhua Cattle is located in Qiqihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breading and fresh milk production.

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

Recent Company Restructure

Early in July 2015, Hope Diary acquired 60% of China Dairy and became a wholly-owned subsidiary of the Company after Mr. Youliang Wang, Company’s Chief Executive Officer, transferred 100% of his interest in Hope Diary to the Company for $50,000 (the “Hope Diary Transfer”). On July 16, 2015, the Company transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary as a result of the Hope Diary Transfer (the “Restructure”).

The Restructure involves nominal consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction affects the Company’s interests in Value Development.

As a result of the Restructure, the Company indirectly owns 60% of China Dairy through its wholly-owned subsidiary, Hope Diary, which holds 60% of the issued and outstanding shares of China Dairy, which in turn holds 100% of the issued and outstanding shares of Value Development.

The effect of this transaction was the decrease in interest of the Company in its operating company by 40%. This will result in the Company recognizing a transaction loss of approximately $50,300,000 during the three months ended September 30, 2015.

The purpose of the transfer of Value Development to China Dairy is to facilitate a public offering of the capital stock of China Dairy in Australia. The completion of an offering in Australia is anticipated to further dilute the Company’s ownership of China Dairy.

Our corporate structure pre-restructure is set forth below:

Our corporate structure post-restructure is set forth below:

China Modern Agricultural Information, Inc. (Nevada)
100%
Hope Diary Holdings Ltd. (BVI)
60%
China Dairy Corporation Ltd. (HK)
100%
Value Development Holdings LTD. (BVI)
100%
Value Development Group Limited (HK)
Offshore
Onshore
Zhengxin Liu
Youliang Wang
Heilongjiang Zhongxian Information Co. Ltd. (PRC)
Contractual arrangement
Harbin Jiasheng Consulting Managerial Co. Ltd. (PRC WFOE)
99%
Heilongjiang Xinhua Cattle Industry Co. Ltd. (PRC)
Shangzhi Yulong Cattle Co., Ltd. (PRC)

Our Business Model

We generate revenues from three sources: sale of fresh milk, processing and sales of organic fertilizer, and assisting local farmers with their fresh milk sale efforts.

Fresh Milk

We exclusively use Holstein cows for our milk production. Holstein cows are well-regarded for their abundant milk production and high quality milk. Our cows currently have an average milking period of 305 days, and produce milk that contains approximately 3.5% fat. Each adult cow produces approximate 8,700 kilogram annually.

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

Cow Feeders

Xinhua Cattle outsources over 90% of the cow feeding to local farmers pursuant to a series of entrust feeding agreements with the local farmers. Pursuant to these agreements, we pay for the fostering fees and feed costs. In return, the local farmers provide us with the fresh milk produced by the cows.

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

From July 2014 to February 2015, monthly feeding fee to the local farmers is $8.13 per baby cow, $11.39 per pre-adult cow, $16.27 per young cow and $32.54 per adult cow, respectively; food costs every month to the local farmers is $46 per baby cow, $57 per pre-adult cow, $62 per young cow, and $88 per adult cow, respectively. Since March 2015, the monthly feeding fee remains the same while the foods costs increased to $54 per baby cow, $68 per pre-adult cow, $75 per young cow, and $111 per adult cow, respectively.

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

Fresh Milk Customers

Mengniu Dairy Co. Ltd.

Mengniu Dairy Co. Ltd. (“Mengniu”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.45 or $0.55/kilogram. However, the base price is based on the quality of our raw milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Mengniu has renewed a two-year contractual commitment to continue to purchase raw milk products from us until February 21, 2016.

Mengniu accounted for 22.8% of all milk sales for the fiscal year ended June 30, 2015 and 43.4% of all milk sales for the fiscal year ended June 30, 2014.

Qiqihaer Heshan Dairy Co., Ltd.

Qiqihaer Heshan Dairy Co., Ltd. (“Heshan Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Heshan Dairy has renewed a one year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Heshan Dairy accounted for 20.3% of all our milk sales for the fiscal year ended June 30, 2015 and 13.9% of all our milk sales for the fiscal year ended June 30, 2014.

Heilongjiang Longxing Dairy Co., Ltd.

Heilongjiang Longxing Dairy Co., Ltd. (“Longxing Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Longxing Dairy has renewed a one-year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Longxing Dairy accounted for 19.4% of all our milk sales for the fiscal year ended June 30, 2015 and 14.3% of all our milk sales for the fiscal year ended June 30, 2014.

Heilongjiang Nongken Delong Dairy Co., Ltd.

Heilongjiang Nongken Delong Dairy Co., Ltd. (“Nongken Delong Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Nongken Delong Dairy has renewed a one-year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Nongken Delong Dairy accounted for 18.6% of all our milk sales for the fiscal year ended June 30, 2015 and 14.4% of all our milk sales for the fiscal year ended June 30, 2014.

SuihuaDongxing Dairy Co., Ltd.

SuihuaDongxing Dairy Co., Ltd. (“Dongxing Dairy”) has been a purchaser of our fresh milk products since 2011. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Dongxing Dairy has renewed a one-year contractual commitment to continue to purchase fresh milk products from us until December 31, 2014.

Dongxing Dairy accounted for 18.9% of all our milk sales for the fiscal year ended June 30, 2015 and 14.0% of all our milk sales for the fiscal year ended June 30, 2014.

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

The sale of organic fertilizer only makes up a very small amount of our total revenue. We generated USD $20,401 in revenue from our organic fertilizer sales in the fiscal year ended June 30, 2015 and USD 20,199 in revenue from our organic fertilizer sales in the fiscal year ended on June 30, 2014. Jianfa Bio-Organic Fertilizer Plant was the sole customer for our organic fertilizer products from 2006 to June 2011. Since July 2011, we have been selling our organic fertilizer products to Heilongjiang Soyang Bio Energy Development Ltd.

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

In June 2011, Xinhua sold 2,000 milk cows to six local farmers with the purchase price being paid in installments over a five-year period with a minimum payment of 20% of the sales price annually. No down payment was made by the farmers for these sales in June 2011. In August 2011, through initial negotiation and subsequent modification of sales terms, Xinhua sold 5,635 milk cows to 20 local farmers with a 10% down payment plus monthly installments with interest at 7% on any remaining principal payment over a period of the remaining useful life of the cows sold. In September 2011, Xinhua also sold 3,787 milk cows to 13 local farmers with monthly installments over a period of the remaining useful life of the cows sold with no down payment. The receivables related to the sales of these all cows is included in notes receivable in the accompanying consolidated balance sheets as of June 30, 2015 and 2014. In addition to monthly installments for the purchase price of the cows sold, these local farmers who bought our cows in August and September 2011 also pay commissions to us each month for our assistance in arranging for the sale of their milk. In November and December 2014, Yulong sold 3,714 and 2,995 cows, respectively to 37 local farmers.

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

By the end of June 30, 2015, we had 22,206 cows, among which, 19,555 cows continue to be fed by local farmers, 400 cows are maintained by Xinhua Cattle, and 2,251 cows are maintained by Yulong Cattle.

From July 2014 to Feb 2015, monthly feeding fee to the local farmers of $8.13 per baby cow, $11.39 per pre-adult cow, $16.27 per young cow and $32.54 per adult cow, respectively; food costs every month to the local farmers of $46 per baby cow, $57 per pre-adult cow, $62 per young cow, and $88 per adult cow, respectively. Since March 2015, the monthly feeding fee remains the same while the foods costs increased to $54 per baby cow, $68 per pre-adult cow, $75 per young cow, and $111 per adult cow, respectively.

The increase in feeding costs was the main reason that we disposed of a large number of our cows. The bulk sales of milk cows provides us with a new revenue stream with relatively low direct costs as the local farmers assumed the milk production function.

Research and Development

We had no expenses on research and development activities during the fiscal years ended June 30, 2015 and 2014.

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

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies , or SAFE Notice 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by SAFE on November 24, 2005 and May 29, 2007, respectively. SAFE Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in SAFE Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in SAFE Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. SAFE implementation notice of November 24, 2005 further clarifies that the term “PRC natural person residents” as used under SAFE Notice 75 refers to those “PRC natural person residents” defined under the relevant PRC tax laws and those natural persons who hold any interests in domestic entities that are classified as “domestic-funding” interests.

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

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law , which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

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

Employees

We currently have approximately 168 employees of which Zhongxian Information has 6 employees, Xinhua Cattle has 78 employees and Yulong Cattle has 84 employees and all of our employees are full-time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Farmland

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,854,800 and $5,947,900 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2015 and 2014, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $3,060,000 and $3,532,200 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2015 and 2014, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $11,986,191 and $12,177,662 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2015 and 2014, respectively. The lease provides for renewal options.

On May 7, 2015, the Company obtained another “land use right” to use 238,001 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 35,808 square meters on top of the land leased, an office building at 3,500 square meters and a flat building at 3,500 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,215,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $12,147,266 is included in prepaid lease in the consolidated balance sheets as of June 30, 2015.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $18,158,595 is included in prepaid lease in the consolidated balance sheets as of June 30, 2015.

Rent expense charged to operations for the fiscal years ended June 30, 2015 and 2014 was $1,029,601 and $860,813, respectively.

Office Space

We are under arrangements with an unrelated third party to use an office space at no cost from September 1, 2010, to August 31, 2015.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock began to be quoted on the OTC Bulletin Board on July 8, 2010 and is currently quoted on OTCQB under the symbol “CMCI”. There has been a very limited public market for our common stock. There can be no assurance that a liquid market for our securities will ever develop.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	High Bid* ($)	Low Bid* ($)
2014
Fourth quarter	$0.64	0.45
Third quarter	$0.58	0.37
Second quarter	$0.41	0.21
First quarter	$0.24	0.10
2015
Fourth quarter	$0.65	.51
Third quarter	$0.54	0.33
Second quarter	$0.89	0.46
First quarter	$1.10	0.58

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of September 30, 2015, there are 787 holders of record of the Company’s common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:
2012 Stock Incentive Plan (1)	0	0	0

(1)	On April 16, 2012, the Company granted 3,000,000 shares of restricted stock under the Plan to its employees and the shares were issued on April 26, 2012. The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the fiscal year ended June 30, 2012. As of September 30, 2015, there are currently no shares available to be issued.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended June 30, 2015 and 2014. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 234 tons per day. We also have 76 exclusive individual partners with an aggregate fresh milk production capacity of approximately 405 tons per day. We have five major customers, one of which is the leading dairy company in China.

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

Recent Company Restructure

Early in July 2015, Hope Diary acquired 60% of China Dairy and became a wholly-owned subsidiary of the Company after Mr. Youliang Wang, Company’s Chief Executive Officer, transferred 100% of his interest in Hope Diary to the Company for $50,000 (the “Hope Diary Transfer”). On July 16, 2015, the Company transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary as a result of the Hope Diary Transfer (the “Restructure”).

The Restructure involves nominal consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction affects the Company’s interests in Value Development.

As a result of the Restructure, the Company indirectly owns 60% of China Dairy through its wholly-owned subsidiary, Hope Diary, which holds 60% of the issued and outstanding shares of China Dairy, which in turn holds 100% of the issued and outstanding shares of Value Development.

The effect of this transaction was the decrease in interest of the Company in its operating company by 40%. This will result in the Company recognizing a transaction loss of approximately $50,300,000 during the three months ended September 30, 2015.

The purpose of the transfer of Value Development to China Dairy is to facilitate a public offering of the capital stock of China Dairy in Australia. The completion of an offering in Australia is anticipated to further dilute the Company’s ownership of China Dairy.

Company’s current structure are set forth as follows:

19

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following present factors:

•	Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand of fresh milk will increase rapidly.

•	Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by the variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of cows by 3,800 and improved our production capacity by approximately 90 tons per day when acquired.

•	Raw Material Supplies and Prices. The per unit cost of fresh milk is affected by price volatility of our raw materials and feeding expenses in the China markets. In response to the increased cost, we leased 16,666,750 square meters of grassland in October 2011 and 427,572 square meters grassland in February 2013. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

•	Change of operation method. We disposed a large number of adult cows to local farmers, introduced distribution channel to them and receive up to 30% of the farmers’ milk sales as a commission. It makes our performance is stably increased and we have enough production resources to feed more cows by ourselves.

Sale of Cows

In September 2011, August 2011, and June 2011, Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers, respectively. In November and December 2014, Yulong sold 3,714 and 2,995 cows to local farmers respectively. 3,500 of the cows sold in 2014 were purchased from outside unrelated parties for $4,550,000. The remaining cows sold were raised by Yulong.

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

Results of Operations

Comparison of Fiscal Years Ended June 30, 2015 and 2014

The following table sets forth certain information regarding our results of operations for the fiscal years ended June 30, 2015 and 2014.

	For the years ended June 30,
			Change
	2015	2014	Amount	%
Revenue	$66,335,166	$58,753,254	$7,581,912	13%
Cost of goods sold	20,229,296	21,544,372	(1,315,076)	(6%)
Gross profit	46,105,870	37,208,882	8,896,988	24%
Operating expenses	1,930,266	1,644,152	286,114	17%
Operating income/(loss)	44,175,604	35,564,730	8,610,874	24%
Other income and (expenses)	(259,539)	687,953	(947,492)	(138%)
Income before income taxes	43,916,065	36,252,683	7,663,382	21%
Provision for income taxes	10,968,816	9,446,671	1,522,145	16%
Net income before noncontrolling interests	32,947,249	26,806,012	6,141,237	23%
Noncontrolling interests	355,982	285,569	70,413	25%
Net income attributable to controlling interests	$32,591,267	$26,520,443	$6,070,824	23%

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $66,335,166 for the fiscal year ended June 30, 2015, an increase of $7,581,912 or 13%, compared to $58,753,254 for the fiscal year ended June 30, 2014. Such increases were mainly driven by approximately $6 million commission revenue generated from the total 6,709 milk cows disposed by Yulong in November and December 2014.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the fiscal years ended June 30,
			Change
	2015	2014	Amount	%
Sales of natural milk	$48,441,505	$46,577,224	$1,864,281	4%
Sales commissions	17,893,661	12,176,030	5,717,631	47%
Total revenue	$66,335,166	$58,753,254	$7,581,912	13%

For the fiscal year ended June 30, 2015, our revenue generated from natural milk sales was $48,441,505 which represented an increase of $1,864,281 or 4% compared to $46,577,224 for the fiscal year ended June 30, 2014. The increase in the natural milk sales was directly related to the increased number of milk cows compared to the same period of 2014.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the fiscal years ended June 30,
			Change
	2015	2014	Amount	%
Sales of natural milk	$48,441,505	$46,577,224	$1,864,281	4%
Average number of milk cows	9,831	9,695	136	1%
Revenue from per milk cow	$4,927	$4,804	$123	3%

The revenue per milk cow increased to $4,927 for the fiscal year ended June 30, 2015 from $4,804 for the fiscal year ended June 30, 2014, an increase of $123 or 3%. Such increase was a result of the increase in number of young adult cows with high daily production comparing to the fiscal year ended June 30, 2014, but the increase is slight.

The sales commissions increased from local farmers increased by $5,717,631 or 47% to $17,893,661 for the fiscal year ended June 30, 2015 from $12,176,030 for the fiscal year ended June 30, 2014. The quantity of milk cows we now earn commission revenue increased by 52% or 5,919 to 17,341 for the fiscal year ended June 30, 2015 from 11,422 for the fiscal year ended June 30, 2014 due to an addition from the sale of cows of 6,709 by Yulong in November and December 2014 and a deduction of 790 cows which had been fully depreciated from 3 farmers. The farmers started to pay the commission to Yulong in April 2015. In addition, the daily production of the cows sold by Yulong is also higher than the cows sold by Xinhua due to their younger age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Upon the shift of milk production and distribution responsibilities from us to local farmers, our direct costs have been reduced as a result of lowered feeding food costs due to lower quantity of milk cows and, we have seen a marked improvement in our margins compared with the past two years.

	For the fiscal years ended June 30,
			Change
	2015	2014	Amount	%
Cost of goods sold	$20,229,296	$21,544,372	$(1,315,076)	(6%)
Average number of milk cows	9,831	9,695	136	1%
Cost per milk cow	$2,058	$2,222	$(164)	(7%)

The cost per milk cow decreased to $2,058 for the fiscal year ended June 30, 2015 which represented a decrease of $164 or 7% compared to $2,222 for the fiscal year ended June 30, 2014. The main reason for the decrease was due to the increase in the cows fed by local farmers at a lower cost. As a result, the cost per milk cow decreased accordingly.

Gross profit margin

Our gross profit margin was 69.5% for the fiscal year ended June 30, 2015 which increased by 9.7% from the fiscal year ended June 30, 2014. The main reason for such an increase was mainly due to the disposal of adult cows by Yulong for which we now earn commissions and the decreased cost per milk cow.

Operating expenses

Our operating expenses increased to $1,930,266 for the fiscal year ended June 30, 2015 from $1,644,152 for the fiscal year ended June 30, 2014, an increase of $286,114 or 17%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and tax surplus fund, etc. We incurred $1,002,045 and $ 679,343 in tax surplus fund for the fiscal year ended June 30, 2015 and 2014, respectively. We classified these tax surplus fund as selling expenses.

Operating income

As a result of the foregoing, we had operating income of $44,175,604 for the fiscal year ended June 30, 2015, representing an increase of $8,610,874, as compared to operating income of $35,564,730 for the fiscal year ended June 30, 2014.

Non-operating income (expenses)

For the fiscal year ended June 30, 2015, non-operating income consists primarily of interest income of $618,263 earned on the outstanding notes receivable from the farmers and other non-operating income of $226,543 which mainly consists of bank interest earned. Non-operating expenses consists of the loss on the disposal of mature biological assets of $1,101,101 and the loss on the disposal of a motor vehicle of $3,244. For the fiscal year ended June 30, 2014, non-operating income consists primarily of interest income of $537,737 earned on the outstanding notes receivable from the farmers and other non-operating income of $149,185 and $1,031 which mainly consists of bank interest earned and the gain on disposal of biological assets, respectively.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return. The provision for income taxes was $10,968,816 and $9,446,671 for the fiscal years ended June 30, 2015 and 2014, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income before non-controlling interests was $32,947,249 and $26,806,012 for the fiscal years ended June 30, 2015 and 2014, respectively, which represented an increase in $6,141,237 or 23%. As we own 99% of Xinhua Cattle’s shares, net income attributed to the non-controlling shareholders was $355,982 and $285,569 for the fiscal years ended June 30, 2015 and 2014, respectively. Our net income attributable to the common stockholders of the Company was $32,591,267 representing $0.61 per share and $26,520,443 representing $0.50 per share for the fiscal years ended June 30, 2015 and 2014, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the fiscal years ended June 30, 2015 and 2014, foreign currency translation adjustments of $560,995 and $874,250, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income, respectively.

Liquidity and Capital Resources

As of June 30, 2015 and June 30, 2014, we had no bank debt but amounts owed to shareholders of $937,524 and $656,995, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $54,145,781 and $58,032,554 in cash at June 30, 2015 and 2014 as well as working capital of $64,685,249 and $65,364,104, respectively.

Operating activities

During the fiscal year ended June 30, 2015, our operating activities provided $12,491,180 in net cash, compared to $38,093,140 during the fiscal year ended June 30, 2014. The net cash provided in the fiscal year ended June 30, 2015 was significantly lower than our net income primarily due to the increase in deferred income tax liabilities of $10,968,816 and the increase in lease payment of $33,431,988. The net cash provided in the fiscal year ended June 30, 2014 was much more than the net income primarily due to the increase in the deferred income tax liabilities of $9,446,671.

Investing activities

During the fiscal year ended June 30, 2015, our investing activities provided a cash outflow of $17,186,113 compared with a cash outflow of $6,268,810 for the fiscal year ended June 30, 2014. The food costs and feeding expenses for biological properties used cash of $10,741,615 and $8,156,871 for the fiscal years ended June 30, 2015 and 2014, respectively. For the fiscal year ended June 30, 2015, we spent $4,555,600 for purchasing milk cows. Conversely, we received cash of $1,875,642 and $1,869,595 during the fiscal years ended June 30, 2015 and 2014, respectively, from collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the fiscal years ended June 30, 2015 and 2014, we also received $19,524 and $18,466 in cash from our sales of biological properties, respectively. For the fiscal year ended June 30, 2015, we also spent $3,784,064 for addition of property, plant and equipment for daily operations.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the fiscal years ended June 30, 2015 and 2014, we received $193,182 and $270,431 from shareholders, respectively. For the fiscal years ended June 30, 2015 and 2014, we repaid of $99,316 and $1,161 to our shareholders, respectively.

We have historically financed our operations through cash generated from our fresh milk sales and commissions from milk sales from local farmers. Over the long term, it is our expectation to utilize our additional capital resources to expand our operating activities. At the present time, however, we are able to operate profitably without any significant additional investment. Moreover, there is no guarantee and our observation of the equity markets does not indicate that we will be able to obtain financing, or if available, on favorable terms at this time. Accordingly, our near term plan is to finance our operations with our current working capital and with the expected income from our ongoing operations.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of June 30, 2015 and 2014 and for the fiscal years ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Fiscal Years Ended June 30, 2015 and 2014

And

Report of Independent Registered Public Accounting Firm

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended June 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Modern Agricultural Information, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Modern Agricultural Information, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2015. China Modern Agricultural Information, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Flushing, New York

October 13, 2015

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

junE 30, 2015 and 2014 (IN U.S. $)

ASSETS	2015	2014

Current assets
Cash	$54,145,781	$58,032,554
Accounts receivable	7,490,501	5,341,891
Inventories	759,628	675,542
Prepaid expenses	898,905	2,902
Interest receivable	182,422	424,409
Notes receivable, current portion	2,739,302	1,863,092

Total current assets	66,216,539	66,340,390

Property, plant and equipment, net	6,950,302	3,485,907

Other assets
Notes receivable	7,092,206	4,130,448
Prepaid leases	54,257,040	21,657,762
Biological assets, net	38,603,586	32,288,393

Total other assets	99,952,832	58,076,603

TOTAL ASSETS	$173,119,673	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

june 30, 2015 AND 2014 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	2015	2014

Current liabilities
Accrued expenses and other payables	$593,766	$319,291
Stockholder loans	937,524	656,995

Total current liabilities	1,531,290	976,286

Deferred income taxes	41,806,633	30,653,108

Total liabilities	43,337,923	31,629,394

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	117,035,653	84,444,386
Statutory reserve fund	792,174	792,174
Other comprehensive income	4,772,880	4,211,885

Sub-total	128,504,977	95,352,715

Noncontrolling interests	1,276,773	920,791

Total stockholders’ equity	129,781,750	96,273,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,119,673	$127,902,900

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

FOR THE FISCAL YEARS ENDED june 30, 2015 and 2014 (IN U.S. $)

	2015	2014

Revenues
Milk sales	$48,441,505	$46,577,224
Sales commission	17,893,661	12,176,030

Total revenues	66,335,166	58,753,254
Cost of goods sold	(20,229,296)	(21,544,372)

Gross profit	46,105,870	37,208,882

Operating expenses
Selling and marketing	1,146,798	764,176
General and administrative	783,468	879,976

Total operating expenses	1,930,266	1,644,152

Operating income	44,175,604	35,564,730

Other income and expenses
Interest income on notes receivable	618,263	537,737
Gain (loss) on disposal of properties	(1,104,345)	1,031
Other non-operating income	226,543	149,185

Total other income (expenses)	(259,539)	687,953

Income before provision for income taxes	43,916,065	36,252,683
Provision for income taxes	10,968,816	9,446,671

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 and 2014 (IN U.S. $)

	2015	2014

Net income before noncontrolling interests	32,947,249	26,806,012
Noncontrolling interests	(355,982)	(285,569)

Net income attributable to common stockholders	32,591,267	26,520,443

Other comprehensive income
Foreign currency translation adjustment	560,995	874,250

Total comprehensive income	$33,152,262	$27,394,693

Earnings per common share, basic and diluted	$0.61	$0.50

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE FISCAL YEARs ENDED JUNE 30, 2015 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, June 30, 2013	53,100	5,851,170	57,923,943	792,174	635,222	3,337,635	68,593,244

Net income	-	-	26,520,443	-	285,569	-	26,806,012
Other comprehensive income	-	-	-	-	-	874,250	874,250

Balance, June 30, 2014	$53,100	$5,851,170	$84,444,386	$792,174	$920,791	$4,211,885	$96,273,506

Net income	-	-	32,591,267	-	355,982	-	32,947,249
Other comprehensive income	-	-	-	-	-	560,995	560,995

Balance, June 30, 2015	$53,100	$5,851,170	$117,035,653	$792,174	$1,276,773	$4,772,880	$129,781,750

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED june 30, 2015 AND 2014 (IN U.S. $)

	2015	2014

Cash flows from operating activities
Net income	$32,947,249	$26,806,012
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,300,574	2,246,542
Amortization for prepaid land lease	1,029,601	748,304
Deferred income taxes	10,968,816	9,446,671
Loss (gain) from disposal from biological assets	1,102,921	(1,031)
Loss from disposal from Property, plant and equipment	3,244	-
(Increase) in accounts receivable	(2,148,610)	(901,561)
(Increase) in inventories	(84,086)	(403,728)
(Increase) decrease in prepaid expenses	(896,003)	322,080
(Increase) in payment for lease	(33,431,988)	-
Decrease (increase) in interest receivable	241,987	(171,751)
Increase in accrued expenses and other payables	457,475	1,602

Net cash provided by operating activities	12,491,180	38,093,140

Cash flows from investing activities
Collection of notes receivable	1,875,642	1,869,595
Proceeds from sales of biological assets	19,524	18,466
Purchase of property, plant and equipment	(3,784,064)	-
(Increase) in biological assets	(10,741,615)	(8,156,871)
Purchase of biological assets	(4,555,600)	-

Net cash (used in) investing activities	(17,186,113)	(6,268,810)

Cash flows from financing activities
Proceeds from stockholder loans	193,182	270,431
Repayment of stockholder loans	(99,316)	(1,161)

Net cash provided by financing activities	93,866	269,270

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014 (IN U.S. $)

	2015	2014

Effect of exchange rate changes on cash	714,294	791,480

Net increase in cash	(3,886,773)	32,885,080
Cash, beginning of year	58,032,554	25,147,474

Cash, end of year	$54,145,781	$58,032,554

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash financing activities:

Payment of accrued expenses and other payables by shareholder	$138,000	$151,253

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

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

The audited consolidated financial statements of the Company as of June 30, 2015 and for the fiscal years ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity (Continued)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (Continued)

The exchange rates used to translate amounts in RMB into US dollars for preparing the consolidated financial statements are as follows:

	June 30, 2015	June 30, 2014

Balance sheet items, except for stockholders’ equity, as of period end	0.1632	0.1624

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1627	0.1627

Foreign currency translation adjustments of $560,995 and $874,250 for the fiscal years ended June 30, 2015 and 2014, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were $814 and $0 for the fiscal years ended June 30, 2015 and 2014, respectively.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales, and usually receives the payment in the following month. The Company considers all accounts receivable at June 30, 2015 and 2014, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of June 30, 2015 and 2014.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses as of June 30, 2015 and 2014 mainly represent the prepayments of approximately $898,900 and $2,900 for prepaid cow insurances expenses, for prepaid construction expenses, for heating expenses and for consulting services. The increase in the prepaid expenses was mainly due to the increases in the prepaid insurances expenses for the cows and the prepaid construction expenses in 2015.

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the fiscal years ended June 30, 2015 and 2014.

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the fiscal year ended June 30, 2015, a loss of $1,101,101 on the sale of the adult cows is included in non-operating expenses in the accompanying consolidated statements of income and other comprehensive income. (See Note 6)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the fiscal years ended June 30, 2015 and 2014.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Zhongxian Information is subject to the tax rate of 25% for the earnings when distributed by Xinhua Cattle and Yulong. At June 30, 2015 and 2014, undistributed earnings allocated to Zhongxian Information were approximately $160,600,000 and $117,000,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of June 30, 2015 and 2014, the Company does not have a liability for any uncertain tax positions.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the fiscal years ended June 30, 2015 and 2014.

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the fiscal years ended June 30, 2015 and 2014.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of June 30, 2015 and 2014, the required statutory reserve funds have been fully funded.

3.	Recently Issued Accounting Standards

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

3.	Recently Issued Accounting Standards (CONTINUED)

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

3.	Recently Issued Accounting Standards (CONTINUED)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has recently extended the effective date for one year. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30, 2015	June 30, 2014

Machinery and equipment	$2,202,907	$410,304
Automobiles	2,071,656	105,163
Building and building improvements	4,265,743	4,244,832

	8,540,306	4,760,299
Less: accumulated depreciation	(1,590,004)	(1,274,392)

Property, plant and equipment, net	$6,950,302	$3,485,907

Depreciation expense charged to operations for the fiscal years ended June 30, 2015 and 2014 were $339,274 and $299,386, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

5.	Biological assets

Biological assets consist of the following:

	June 30, 2015	June 30, 2014

Immature biological assets	$24,555,303	$18,506,045
Mature biological assets	18,271,485	18,313,125

	42,826,788	36,819,170
Less: accumulated depreciation	(4,223,202)	(4,530,777)

Biological assets, net	$38,603,586	$32,288,393

Depreciation expense for fiscal years ended June 30, 2015 and 2014 was $1,961,300 and $1,947,156, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income. The decrease of accumulated depreciation is due to the disposal of cows in November and December, 2014.

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

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

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

During the fiscal years ended June 30, 2015 and 2014, the Company received principal and interest payments of $2,681,845 and $1,982,139, respectively. Commission income for the fiscal years ended June 30, 2015 and 2014, was $17,893,661 and $10,022,286, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of June 30, 2015 and 2014. The related commission receivable of $3,408,759 and $989,792 at June 30, 2015 and 2014, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at June 30, 2015 and 2014 consists of the following:

	June 30, 2015	June 30, 2014

Notes receivable	$9,873,474	$6,114,346
Less: discount for interest	(41,966)	(120,806)

	9,831,508	5,993,540
Less: current portion	(2,739,302)	(1,863,092)

Non-current portion	$7,092,206	$4,130,448

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

6.	Notes Receivable (CONTINUED)

Future maturities of notes receivable as of June 30, 2015 are as follows:

Fiscal year Ending June 30,

2016	$2,739,000
2017	2,084,000
2018	1,713,000
2019	1,198,000
2020	595,000
Thereafter	1,503,000

$9,832,000

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

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,854,800 and $5,947,900 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2015 and 2014, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

7.	LeaseS (CONTINUED)

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $3,060,000 and $3,532,200 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2015 and 2014, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $11,986,191 and $12,177,662 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2015 and 2014, respectively. The lease provides for renewal options.

On May 7, 2015, the Company obtained another “land use right” to use 238,001 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 35,808 square meters on top of the land leased, an office building at 3,500 square meters and a flat building at 3,500 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,215,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $12,147,266 is included in prepaid lease in the consolidated balance sheets as of June 30, 2015.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $18,158,595 is included in prepaid lease in the consolidated balance sheets as of June 30, 2015.

Rent expense charged to operations for the fiscal years ended June 30, 2015 and 2014 was $1,029,601 and $860,813, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2015. The Agreements were later renewed until August 31, 2015. For the fiscal years ended June 30, 2015 and 2014, compensation under these agreements was $33,923 and $33,923, respectively.

At June 30, 2015, the future commitment under these agreements is approximately $71,000.

9.	Related party transactions

The Company obtained demand loans from one of its stockholders which are non-interest bearing. The loans of $937,524 and $656,995 as of June 30, 2015 and 2014, respectively, are reflected as stockholder loans in the consolidated balance sheets.

10.	Income taxes

The provision for income taxes consisted of the following for the fiscal years ended June 30:

	2015	2014

Current	$-	$-
Deferred	10,968,816	9,446,671

	$10,968,816	$9,446,671

The following table reconciles the effective income tax rates with the statutory rates for the fiscal years ended June 30:

	2015	2014

Statutory rate	25.0%	25.0%
Allowance	-	2.02%
Other	(0.02%)	(0.96%)

Effective income tax rate	24.98%	26.06%

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

10.	Income taxes (CONTINUED)

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

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2015	June 30, 2014

Net operating loss carryforwards	$458,947	$434,844
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law	(40,376,234)	(29,222,709)

	(41,347,686)	(30,218,264)
Less valuation allowance	(458,947)	(434,844)

Net deferred tax (liabilities)	$(41,806,633)	$(30,653,108)

At June 30 2015 and 2014, Zhongxian Information had unused operating loss carry-forwards of approximately $1,836,000 and $1,739,000, respectively, expiring in various years through 2019. The Company has established a valuation allowance of approximately $460,000 and $430,000 against the deferred tax asset related to the net operating loss carry forward at June 30, 2015 and 2014, due to the uncertainty of realizing the benefit.

The Company’s tax filings are subject to examination by the tax authorities.  The tax years from 2009 to 2014 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for tax years 2012 and 2014. The year ended June 30, 2013 was examined by the Internal Revenue Service and resulted in no adjustment.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

11.	CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers accounted for approximately 100% of milk sales for the fiscal years ended June 30, 2015 and 2014. The same four and five customers also accounted for approximately 48% and 79% of accounts receivable at June 30, 2015 and 2014, respectively.

Seventy six farmers and Thirty nine famers accounted for the notes receivable at June 30, 2015 and 2014, respectively.

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of June 30, 2015 and 2014, statements of income for the fiscal years ended June 30, 2015 and 2014, and statements of cash flows for the fiscal years ended June 30, 2015 and 2014:

Condensed Balance Sheets

ASSETS	June 30, 2015	June 30, 2014

Investment in subsidiaries and VIE	$129,259,501	$95,871,710

TOTAL ASSETS	$129,259,501	$95,871,710

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Balance Sheets (Continued)

LIABILITIES AND stockholders’ EQUITY	June 30, 2015	June 30, 2014

Stockholder loans	$937,524	$656,995

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	122,417,707	89,310,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,259,501	$95,871,710

Condensed Statements of Income

	For the fiscal years ended June 30,
	2015	2014

Revenues
Share of earnings from investment in subsidiaries and VIE	$32,408,267	$26,382,443

Operating expenses
General and administrative	183,000	138,000

Net income	$32,225,267	$26,244,443

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Cash Flows (Unaudited)

	For the fiscal years ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$32,225,267	$26,244,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(32,225,267)	(26,244,443)

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

There were no cash transactions in the US parent company during the fiscal years ended June 30, 2015 and 2014.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $129,259,501 and $95,871,710 as of June 30, 2015 and 2014, respectively.

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

13.	SUBSEQUENT EVENTS

On July 16, 2015, the Company, transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary Holdings Ltd. (“Hope Diary,” a British Virgin Islands company).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ended JUNE 30, 2015 AND 2014 (IN U.S. $)

13.	SUBSEQUENT EVENTS (CONTINUED)

These transactions involves nominal consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction is a restriction to the Company’s interests in Value Development.

As a result of this transaction, the Company indirectly owns 60% of China Dairy, as the Company owns 100% shares of Hope Diary, which in turn owns 60% of the shares of China Dairy, which in turn owns 100% of the shares of Value Development.

The remaining 40% of the shares of China Dairy is owned by the following entities: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International.

Shares

Hope Diary Holdings Ltd.	6,000
Beijing Ruihua Future Investment Management Co. Ltd.	300
Donghe Group Limited	400
Integral Capital Group Pty Ltd.	300
Dingxi (Shanghai ) Equity Investment Fund	2,000
Zhiyuan International Holding Co. Limited	1,000

Total	10,000

Value Development is the sole shareholder of Value Development Group Limited, which is the sole shareholder of Harbin Jiasheng Consulting Managerial Co. Ltd., which is the Company’s subsidiary in China, with respect to which the operating company, Heilongjiang Zhongxian Information Co. Ltd., is a variable interest entity. The effect of this transaction was to reduce the interest of the Company in its operating company by 40%. This will result in the Company recognizing a transaction loss of approximately $50,300,000 during the quarter ended September 30, 2015.

The purpose of the transfer of Value Development to China Dairy is to facilitate a public offering of the capital stock of China Dairy in Australia. The successful completion of an offering in Australia will further dilute the Company’s ownership of China Dairy.

On September 16, 2015 the Company’s 60%-owned subsidiary, Harbin Jiasheng Consulting Management Co., Ltd. ("Jiasheng Consulting"), exercised its option to purchase all of the registered equity of the Company’s operating subsidiary, Heilongjiang Zhongxian Information Co., Ltd. ("Zhongxian Information") from its stockholders Zhenxin Liu and Youliang Wang, who are also the members of the Company’s Board of Directors, for RMB10,000 (approximately $1,634).

Prior to the acquisition, Jiasheng Consulting controlled Zhongxian Information through a series of contractual agreements, which made Zhongxian Information a variable interest entity, the effect of which was to cause the balance sheet and operating results of Zhongxian Information to be consolidated with those of Jiasheng Consulting in the Company’s financial statements. As a result of the acquisition by Jiasheng Consulting of the registered ownership of Zhongxian Information, the balance sheet and operating results of Zhongxian Information will hereafter continue to be consolidated with those of Jiasheng Consulting as its 100% owned subsidiary.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2015, our internal control over financial reporting was not effective due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding our directors and executive officers.

Name	Age	Position
Liu Enjia	68	Chairman of the Board of Directors
Wang Youliang	47	Chief Executive Officer, Director
Shan Yanqin	68	Director
Liu Yanyan	41	Chief Financial Officer
Qin Libei	63	Chief Operating Officer
Liu Zhengxin	42	Chief Human Resource Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year ended June 30, 2015, except that reports were not filed by the following persons:

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

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal year ended June 30, 2015.

Name and Principal Position	Fiscal Year	Salary (USD $)	Bonus (USD $)	Option Awards (USD $)	All Other Compensation (USD $)	Total (USD $)
Wang Youliang	2014	11,714	-	-	-	11,714
Chief Executive Officer	2015	11,714	-	-	-	11,714
Liu Yanyan	2014	8,786	-	-	-	8,786
Chief Financial Officer	2015	8,542	-	-	-	8,542
Qin Libei	2014	7,810	-	-	-	7,810
Chief Operating Officer	2015	7,810	-	-	-	7,810
Liu Zhengxin	2014	5,857	-	-	-	5,857
Chief Human Resource Officer	2015	5,857	-	-	-	5,857

Narrative Disclosure to Summary Compensation Table

Mr. Wang Youliang

For the fiscal years ended June 30, 2015 and 2014, Mr. Wang Youliang received annual compensation of RMB 72, 000, or USD $11,594 and $11,714 respectively due to the fluctuating currency exchange rate between USD and RMB in respective year.

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

Ms. Liu Yanyan

For the fiscal year ended June 30, 2015 and 2014, Ms. Liu Yanyan received annual compensation of RMB 54,000, or USD $ 8,695 and $8,786 respectively due to the fluctuating currency exchange rate between USD and RMB in respective year.

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

Mr. Qin Libei

For the fiscal year ended June 30, 2015 and 2014, Mr. Qin Libei received annual compensation of RMB 48,000, or USD $7,729 and $7,810 respectively due to the fluctuating currency exchange rate between USD and RMB in respective year.

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

Mr. Liu Zhengxin

For the fiscal year ended June 30, 2015 and 2014, Mr. Liu Zhengxin received annual compensation of RMB 36,000, or USD $5,797 and $5,857 respectively due to the fluctuating currency exchange rate between USD and RMB in respective fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of October 12, 2015. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of October 12, 2015, 53,100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Youliang Wang, Chief Executive Officer and Director	4,049,775	7.63%
Yanyan Liu, Chief Financial Officer	0	0%
Libei Qin, Chief Operating Officer	0	0%
Zhengxin Liu, Chief Human Resource Officer	7,936,784	14.95%
Enjia Liu, Chairman of the Board of Directors	0	0%
Yanqin Shan, Director	0	0%
All officers and directors as group (6)	11,986,559	22.88%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through such as exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 12, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 12, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company obtained demand and non-interest bearing loans from an affiliated party. The following sets forth the name and affiliation of such affiliated party, the aggregate amount of principal loaned during 2015 and 2014, the amount of principal paid during 2015 and 2014, and the outstanding balance as of June 30, 2015 and 2014.

Name of		Aggregate Amount of Principal Loaned		Amount of Principal Paid		Outstanding Balance as of June 30,
Related Party	Affiliation	2014	2015	2014	2015	2014	2015
Liu Enjia	Director	$270,431	$193,182	$1,161	$99,316	$656,995	$937,524

The loans of $937,524 and $656,995 as of June 30, 2015 and 2014, respectively, are reflected as stockholder loans in the consolidated balance sheets.

Director Independence

Mr. Liu Enjia, Mr. Wang Youliang, and Ms. Shan Yanqin, the members of our Board of Directors, are not independent using the definition of independence under the rules of the SEC.

Item 14. Principal Accounting Fees and Services.

The following table shows the aggregate fees billed for professional services provided to us by Wei, Wei & Co., LLP for 2014 and 2013:

	2014	2015
Audit Fees	$90,000	$90,000
Audit-Related Fees	-	-
Tax Fees	4,500	4,500
All Other Fees	-	-

Total	$94,500	$94,500

For the fiscal years ended June 30, 2015 and 2014, the aggregate fees billed for professional services rendered for the audit and review of our financial statements were approximately $90,000, respectively.

There were no fees for other audit related services for the fiscal years ended June 30, 2015 and 2014.

For our fiscal years ended June 30, 2015 and 2014, the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning were approximately and $4,500, respectively.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2015 and 2014.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2015 and 2014 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
2.2	Letter of Intent dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 14, 2011.
2.3	Letter of Intent, dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (Englis Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 30, 2011.
2.4	Equity Transfer Agreement, dated November 23, 2011, among China Modern Agricultural Information, Inc., Heilongjiang Zhongxian Information Co., Ltd., ShangzhiYulong Co., Ltd., and ShangzhiYulong Shareholders, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2011.
2.5*	Share Transfer Agreement dated July 16, 2015 between the Company and Youliang Wang
2.6*	Share Transfer Agreement, dated July 16, 2015, by and between the Company and China Diary Corporation Limited
10.1	Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.2	Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.3	Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.4	Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.5	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.6	Land Use Right Purchase Agreement dated May 10, 2013, incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on October 9, 2013.
10.7	Land Use Right Purchase Agreement dated February 25, 2013, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on October 9, 2013.
10.8*	Land Use Transfer Agreement (as amended) dated May 14, 2015 by and between Heilongjiang Xinhua Cattle Co., Ltd. and the People’s Government of Shuangcheng District of Harbin
23.1*	Consent of Wei, Wei & Co., LLP
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: October 13, 2015	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: October 13, 2015	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Enjia Liu
Enjia Liu	Chairman of the Board of Directors	October 13, 2015

/s/ Youliang Wang	Chief Executive Officer and Director
Youliang Wang	(Principal Executive Officer)	October 13, 2015

/s/ Yanqin Shan
Youqin Shan	Director	October 13, 2015

/s/ Yanyan Liu	Chief Financial Officer
Yanyan Liu	(Principal Financial Officer)	October 13, 2015