Form 10-Q
period 2015-09-30
China Modern Agricultural Information, Inc.
filed 2015-11-23
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at November 20, 2015.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Modern Agricultural Information, Inc. and its consolidated subsidiaries Hope Diary, China Dairy, Value Development Holding, Value Development Group and Jiasheng Consulting, its variable interest entity Zhongxian Information, Xinhua Cattle and Yulong Cattle, the subsidiaries of Zhongxian Information.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

China Modern Agricultural Information, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS
September 30, 2015 (Unaudited) and June 30, 2015 (IN U.S. $)

ASSETS	September 30, 2015	June 30, 2015
	(Unaudited)
Current assets
Cash	$40,001,283	$54,145,781
Accounts receivable	9,227,284	7,490,501
Inventories	1,379,949	759,628
Prepaid expenses	1,053,567	898,905
Deferred registration fee	387,000	-
Interest receivable	198,300	182,422
Notes receivable, current portion	2,492,862	2,739,302

Total current assets	54,740,245	66,216,539

Property, plant and equipment, net	22,858,502	6,950,302

Other assets
Notes receivable	6,284,419	7,092,206
Prepaid leases and construction	48,778,430	54,257,040
Biological assets, net	45,678,043	38,603,586

Total other assets	100,740,892	99,952,832

TOTAL ASSETS	$178,339,639	$173,119,673

See accompanying notes to the unaudited consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)
SEPTEMBER 30, 2015 (UNAUDITED) AND JUNE 30, 2015 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	September 30, 2015	June 30, 2015
	(Unaudited)
Current liabilities
Accrued expenses and other payables	$315,980	$593,766
Stockholder loans	1,434,450	937,524

Total current liabilities	1,750,430	1,531,290

Deferred income taxes	42,620,287	41,806,633

Total liabilities	44,370,717	43,337,923

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	43,130,851	5,851,170
Retained earnings	37,151,526	117,035,653
Statutory reserve fund	475,304	792,174
Other comprehensive income (loss)	(267,348)	4,772,880

Sub-total	80,543,433	128,504,977

Noncontrolling interests	53,425,489	1,276,773

Total stockholders’ equity	133,968,922	129,781,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,339,639	$173,119,673

See accompanying notes to the unaudited consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 and 2014
(UNAUDITED IN U.S. $)

	2015	2014
Revenues
Milk sales	$15,954,007	$13,724,991
Sales commission	5,192,856	3,043,107

Total revenues	21,146,863	16,768,098
Cost of goods sold	(8,760,384)	(5,840,176)

Gross profit	12,386,479	10,927,922

Operating expenses
Selling and marketing	428,024	191,388
General and administrative	38,249,414	121,734

Total operating expenses	38,677,438	313,122

Operating (loss) income	(26,290,959)	10,614,800

Other income and expenses
Interest income on notes receivable	199,914	108,420
Loss on sale of cows	(34,818)	-
Other non-operating income	55,508	53,230

Total other income	220,604	161,650

(Loss) income before provision for income taxes	(26,070,355)	10,776,450
Provision for income taxes	2,464,645	2,778,055

See accompanying notes to the unaudited consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (IN U.S. $)
(UNAUDITED IN U.S. $)

	2015	2014

Net (loss) income before noncontrolling interests	(28,535,000)	7,998,395
Noncontrolling interests	(3,200,838)	(90,466)

Net (loss) income attributable to common stockholders	(31,735,838)	7,907,929

Other comprehensive income
Foreign currency translation adjustment	(5,040,228)	4,929

Total comprehensive (loss) income	$(36,776,066)	$7,912,858

(Loss) earnings per common share, basic and diluted	$(0.60)	$0.15

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the unaudited consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED IN U.S. $)

	2015	2014

Cash flows from operating activities
Net (loss) income	$(28,535,000)	$7,998,395
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	898,640	660,544
Amortization for prepaid land lease	458,597	214,807
Deferred income taxes	2,464,645	2,778,055
Loss (gain) from disposal from biological assets	35,460	(470)
Stock compensation for shareholder and consultants	37,762,400	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(1,736,783)	(188,754)
(Increase) in inventories	(620,321)	(371,148)
(Increase) in prepaid expenses	(154,662)	-
(Increase) in interest receivable	(15,878)	(88,726)
(Decrease) in accrued expenses and other payables	(144,786)	(9,497)

Net cash provided by operating activities	10,412,312	10,993,206

Cash flows from investing activities
Collection of notes receivable	685,022	474,567
Proceeds from sales of biological assets	13,142	4,869
Purchase of property, plant and equipment	(13,722,354)	(925)
(Increase) in biological assets	(3,529,279)	(2,238,770)
Purchase of biological assets	(5,822,415)	-

Net cash (used in) investing activities	(22,375,884)	(1,760,259)

Cash flows from financing activities
Proceeds from stockholder loans	7,909	184,875
Repayment of stockholder loans	-	(62,210)

Net cash provided by financing activities	7,909	122,665

See accompanying notes to the unaudited consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE three months ENDED September 30, 2015 AND 2014
(UNAUDITED IN U.S. $)

	2015	2014

Effect of exchange rate changes on cash	(2,188,835)	6,948

Net (decrease) increase in cash	(14,144,498)	9,362,590
Cash, beginning of year	54,145,781	58,032,554

Cash, end of year	$40,001,283	$67,395,144

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash financing activities:

Payment of accrued expenses and other payables by shareholder	$520,000	$35,000
Construction in process transferred from prepaid	$2,977,296	$-

See accompanying notes to the unaudited consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
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

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

On July 16, 2015, the Company, transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary Holdings Ltd. (“Hope Diary,” a British Virgin Islands company).

These transactions involves no consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction is a restriction to the Company’s interests in Value Development.

The remaining 40% of the 10,000 shares of China Dairy were transfered from the sole shareholder of China Diary to the following entities at HK$1.00 per share, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share held by the following entities.:

	Original Shares	After bonus shares issued
Hope Diary Holdings Ltd.	6,000	390,000,000
Beijing Ruihua Future Investment Management Co. Ltd.	300	19,500,000
Donghe Group Limited	400	26,000,000
Integral Capital Group Pty Ltd.	300	19,500,000
Dingxi (Shanghai ) Equity Investment Fund	2,000	130,000,000
Zhiyuan International Holding Co. Limited	1,000	65,000,000

Total	10,000	650,000,000

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

Value Development is the sole owner of Value Development Group Limited, which is the sole owner of Harbin Jiasheng Consulting Managerial Co. Ltd., which is the Company’s subsidiary in China, with respect to which the operating company, Heilongjiang Zhongxian Information Co. Ltd., is a variable interest entity. The effect of this transaction was to reduce the interest of the Company in its operating company by 40%. The Company use the China Diary’s offering price for IPO to approximate the fair value of the 40% stock granted to the shareholder and consultants. The Company recognized a stock compensation to the shareholder and consultants of approximately $32,098,000 and $5,664,000, respectively, during the three months ended September 30, 2015 in general and administrative expense.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Hope Diary, China Diary (Hope Diary’s 60% owned subsidiary), Value Development, Value Development Group Limited, Jiasheng Consulting, and, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company as of September 30, 2015 and for the three months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2015, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
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

On September 16, 2015 the VIE structure was terminated upon the Jiasheng Consulting exercised its option to purchase all of the registered equity of Zhongxian Information. Jiasheng Consulting became the sole owner of Zhongxin Information.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
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

The exchange rates used to translate amounts in RMB and Australian dollars (the “A$”) into US dollars for preparing the consolidated financial statements are as follows:

	September 30, 2015		June 30, 2015		September 30, 2014
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1569	0.7013	0.1632	0.7687	N/A	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1593	0.7262	N/A	N/A	0.1623	0.9252

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $(5,040,228) and $4,929 for the three months ended September 30, 2015 and 2014, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. No advertising costs were incurred for the three months ended September 30, 2015 and 2014.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales, and usually receives the payment in the following month. The Company considers all accounts receivable at September 30, 2015 and June 30, 2015, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of September 30, 2015 and June 30, 2015.

Prepaid Expenses

Prepaid expenses as of September 30, 2015 and June 30 2015 mainly represent the prepayments of approximately $1,053,600 and $898,900, respectively for prepaid cow insurances expenses and for heating expenses.

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

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to 10 years
Building and building improvements	10 to 20 years
Leasehold improvements	Lesser of the remaining term or useful life

Deferred registration fee

Deferred registration fee consist of legal fees, consulting fees, and accounting fees incurred through the balance sheet date that relate to the Proposed Offering in ASX and that will be charged to stockholders’ equity upon completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three months ended September 30, 2015 and 2014.

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

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the the three months ended September 30, 2015, a loss of $34,818 on the sale of the adult cows is included in non-operating expenses in the accompanying consolidated statements of income and other comprehensive income. (See Note 5)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three months ended September 30, 2015 and 2014.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015 and June 30, 2015, undistributed earnings allocated to Zhongxian Information were approximately $167,300,000 and $160,600,000, respectively.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of September 30, 2015 and June 30, 2015, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended September 30, 2015 and 2014.

BVI

Value Development and Hope Diary are incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Hong Kong

Value Development Group Limited and China Dairy are incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

PRC

Xinhua Cattle and Yulong are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. In January 2015, Zhongxian obtained an income tax exemption notice from tax authority to exempt the income tax on its investment income from its subsidiaries Xinhua Cattle and Yulong.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three months ended September 30, 2015 and 2014.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of September 30, 2015 and June 30, 2015, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

3.	Recently Issued Accounting Standards

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts.” This guidance requires insurance entities to disclose for annual reporting periods incurred and paid claims development information by accident year, after reinsurance, for the number of years for which claims typically remain open. Disclosures should also include quantitative information about claim frequency and a qualitative description of methodologies used for determining claim frequency information. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early and retrospective application is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

3.	Recently Issued Accounting Standards (CONTINUED)

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the FASB Emerging Issues Task Force).” This guidance removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and removes certain related disclosure requirements. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance clarifies the accounting treatment for fees paid in cloud computing arrangements, including the determination of whether a cloud computing arrangement includes a software license. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This Guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early adoption is permitted for financial statements not previously issued. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

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

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30, 2015	June 30, 2015
	(Unaudited)

Machinery and equipment	$2,239,654	$2,202,907
Automobiles	2,052,475	2,071,656
Building and building improvements	20,366,550	4,265,743

	24,658,679	8,540,306
Less: accumulated depreciation	(1,800,177)	(1,590,004)

Property, plant and equipment, net	$22,858,502	$6,950,302

The increase was the office buildings, cow houses, and forage storage built and refurbished on the new land, which are completed and in service before September 30, 2015. Depreciation expense charged to operations for the three months ended September 30, 2015 and 2014 were $275,705 and $72,337, respectively.

5.	Biological assets

Biological assets consist of the following:

	September 30, 2015	June 30, 2015
	(Unaudited)

Immature biological assets	$25,112,206	$24,555,303
Mature biological assets	24,703,141	18,271,485

	49,815,347	42,826,788
Less: accumulated depreciation	(4,137,304)	(4,223,202)

Biological assets, net	$45,678,043	$38,603,586

In July 2015, Xinhua Cattle and Yulong purchase 2,000 and 2,300 adult cow, respectively at a price RMB 8,500 (US $1,354) per cow from an outside party.

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $25,488) including insurance of RMB 100,000 (US $ 15,930). The cow had a net book value approximately $44,000 as of the disposal date, which include cost basis approximately $573,000 and accumulated depreciation approximately $529,000

Depreciation expense for the three months ended September 30, 2015 and 2014 was $622,935 and $588,207, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
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

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

6.	Notes Receivable (continued)

During the three months ended September 30, 2015 and 2014, the Company received principal and interest payments of $861,666 and $494,316, respectively. Commission income for the three months ended September 30, 2015 and 2014, was $5,192,856 and $3,043,107, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of September 30, 2015 and June 30, 2015. The related commission receivable of $3,337,434 and $3,408,759 at September 30, 2015 and June 30, 2015, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at September 30, 2015 and June 30, 2015 consists of the following:

	September 30, 2015	June 30, 2015
	(Unaudited)

Notes receivable	$8,807,540	$9,873,474
Less: discount for interest	(30,259)	(41,966)

	8,777,281	9,831,508
Less: current portion	(2,492,862)	(2,739,302)

Non-current portion	$6,284,419	$7,092,206

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

6.	Notes Receivable (continued)

Future maturities of notes receivable as of September 30, 2015 are as follows:

Year Ending September 30,

2016	$2,493,000
2017	1,917,000
2018	1,563,000
2019	943,000
2020	554,000
Thereafter	1,308,000

$8,778,000

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

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,599,369 and $5,854,800 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $2,824,200 and $3,060,000 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

7.	LeaseS (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $11,463,051 and $11,986,191 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively. The lease provides for renewal options.

On May 7, 2015, the Company obtained another “land use right” to use 238,001 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 35,808 square meters on top of the land leased, an office building at 3,500 square meters and a flat building at 3,500 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,215,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $11,580,483 and $12,147,266 is included in prepaid lease in the consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $17,311,327 and $18,158,595 is included in prepaid lease in the consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively.

Rent expense charged to operations for the three months ended September 30, 2015 and 2014 was $458,597 and $214,807, respectively.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2015. The Agreements were later renewed to June 30, 2016. For the three months ended September 30, 2015 and 2014, compensation under these agreements was $19,541 and $8,521, respectively.

At September 30, 2015, the future commitment under these agreements is approximately $62,000.

9.	Related party transactions

In March 2015, Zhongxian informration and the Executive Chairman of the Company entered into a loan agreement pursuant to which Executive Chairman provides a loan facility to Zhongxian informration, which are non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). Any borrowings in excess of this amount may be negotiated between the parties. The loans outstanding were $939,450 and $937,524 as of September 30, 2015 and June 30, 2015, respectively.

In July 2015, 40% of China Dairy is granted to shareholder and consultants of the Company, who provide service in the Australian IPO process.(See Note 1)

10.	Income taxes

The provision for income taxes consisted of the following for the three months ended September 30:

	2015	2014
	(Unaudited)	(Unaudited)

Current	$-	$-
Deferred	2,464,645	2,778,055

	$2,464,645	$2,778,055

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

10.	Income taxes (continued)

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	2015	2014
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	0.03%	0.11%
Other	(34.49%)	0.66%

Effective income tax rate	(9.45%)	25.78%

The stock compensation of approximately $37,762,400 would be deductible only to the U.S. parent company and accordingly there is no deferred tax benefit to be recognized.

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

The tax laws of China permit the carry forward of net operating losses for a period of five years. Undistributed earnings from Xinhua Cattle and Yulong are not taxable until such earnings are actually distributed to Jiasheng Consulting. A deferred tax liability was provided for the tax to be paid when these earnings are distributed. On September 16, 2015 due to the termination of VIE structure (Note 1), Jiasheng Consulting would not be taxable on the future undistributed earnings from Xinhua Cattle and Yulong under the Enterprise Income Tax Law that Chinese resident enterprise is an exemption of dividend income received from another Chinese resident enterprise.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

10.	Income taxes (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2015	June 30, 2015
	(Unaudited)
Net operating loss carryforwards	$467,112	$458,947
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(41,189,888)	(40,376,234)

	(42,153,175)	(41,347,686)
Less valuation allowance	(467,112)	(458,947)

Net deferred tax (liabilities)	$(42,620,287)	$(41,806,633)

At September 30 2015 and June 30 2015, Zhongxian Information had unused operating loss carry-forwards of approximately $1,868,000 and $1,836,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $467,000 and $460,000 against the deferred tax asset related to the net operating loss carry forward at September 30, 2015 and June 30, 2015, due to the uncertainty of realizing the benefit.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

11.	CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Five customers accounted for approximately 100% of milk sales for the three months ended September 30, 2015 and 2014. The same five and four customers also accounted for approximately 64% and 48% of accounts receivable at September 30, 2015 and June 30, 2015, respectively.

Seventy six farmers and thirty nine farmers accounted for the notes receivable at September 30, 2015 and June 30, 2015, respectively.

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of September 30, 2015 and June 30, 2015, statements of income for the three months ended September 30, 2015 and 2014, and statements of cash flows for the three months ended September 30, 2015 and 2014:

Condensed Balance Sheets

ASSETS	September 30, 2015	June 30, 2015
	(Unaudited)

Investment in subsidiaries	$81,750,231	$129,259,501

TOTAL ASSETS	$81,750,231	$129,259,501

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Balance Sheets (continued)

LIABILITIES AND stockholders’ EQUITY	September 30, 2015	June 30, 2015
	(Unaudited)

Stockholder loans	$939,450	$937,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	5,851,170	5,851,170
Retained earnings	74,906,511	117,827,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,750,231	$123,723,097

Condensed Statements of Income (Unaudited)

	For the three months ended September 30,
	2015	2014

Revenues
Share of earnings from investment in subsidiaries	$(5,588,842)	$7,907,929

Operating expenses
General and administrative	37,324,680	27,000

Net loss (income)	$(31,735,838)	$7,880,929

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(31,735,838)	$7,880,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Increase in accrue expense	45,000	27,000
Share of earnings from investment in subsidiaries and VIE	31,690,838	(7,907,929)

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries under the equity method of accounting. Such investments are presented as “Investment in subsidiaries” on the condensed balance sheets and the subsidiaries and VIE profits upon September 16, 2015 (the date of VIE structure dissolved - Note 1)) are presented as “Share of earnings from investment in subsidiaries” in the condensed statements of income.

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

12.	Parent company only condensed financial information (CONTINUED)

Basis of Presentation (continued)

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

There were no cash transactions in the US parent company during the three months ended September 30, 2015 and 2014.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and amounted to $ 81,750,231 and $ 123,723,097 as of September 30, 2015 and June 30, 2015, respectively.

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

China Modern Agricultural Information, Inc. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2015 AND 2014 (IN U.S. $)
(UNAUDITED)

12.	Parent company only condensed financial information CONTINUED)

Restricted Net Assets (continued)

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by its subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries exceed 25% of the consolidated net assets of the Company.

13.	Subsequent event

In October 2015, the China Diary entered into an agreement with an advisory firm to which the advisory firm was appointed as the exclusive lead manager in respect of the offering in Australian. Under the agreement, the advisory firm is entitled to the following fees:

(a) a monthly advisory fee of A$15,000 (US $11,445) for each month up to a maximum of A$75,000 (US $57,225);

(b) a placement fee of 4% (plus GST) on the amount of capital raised under the Offer;

(c) a management fee of 7.5% (plus GST) on the amount of capital raised under the Offer;

(d) a success fee of 2% (plus GST) on the amount of capital raised under the Offer to be satisfied by the issue of shares in China Dairy at the Offer Price to the advisory firm; and

(e) a break fee of A$5,000 (US $3,815) per month from April 2015 if China Dairy terminates the services of the advisory firm or terminates the Offer.

China Diary is currently seeking admission to the Official List of the ASX. The Prospectus was lodged with ASIC on October 30, 2015, which contains an offer of up to 100,000,000 CDIs to raise up to A$20,000,000 (US $14,524,000). The minimum subscription under the Offer is 75,000,000 CDIs to raise A$15,000,000 (US $10,893,000) at A$0.20 (US $ 0.15) per CDI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended September 30, 2015 and 2014. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 358 tons per day. We also have 76 exclusive individual partners with an aggregate fresh milk production capacity of approximately 405 tons per day. We have five major customers, one of which is the leading dairy company in China.

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

On July 16, 2015, we transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary Holdings Ltd. (“Hope Diary,” a British Virgin Islands company). These transactions involves no consideration received or paid as Value Development and China Dairy are under common control by us and this transaction is a restriction to our interests in Value Development.

The remaining 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Diary to the following entities at HK$1.00 per share, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share.

Value Development is the sole owner of Value Development Group Limited, which is the sole owner of Harbin Jiasheng Consulting Managerial Co. Ltd., which is our subsidiary in China, with respect to which the operating company, Heilongjiang Zhongxian Information Co. Ltd., is a variable interest entity. The effect of this transaction was to reduce the interest of ours in its operating company by 40%. We use the China Diary’s offering price for IPO to approximate the fair value of the 40% stock granted to the shareholder and consultants.

On September 16, 2015 our 60%-owned subsidiary, Harbin Jiasheng Consulting Management Co., Ltd. ("Jiasheng Consulting"), exercised its option to purchase all of the registered equity of our operating subsidiary, Heilongjiang Zhongxian Information Co., Ltd. ("Zhongxian Information") from its stockholders Zhenxin Liu and Youliang Wang, who are also the members of our Board of Directors, for RMB10,000 (approximately $1,634). Prior to the acquisition, Jiasheng Consulting controlled Zhongxian Information through a series of contractual agreements, which made Zhongxian Information a variable interest entity, the effect of which was to cause the balance sheet and operating results of Zhongxian Information to be consolidated with those of Jiasheng Consulting in our financial statements. As a result of the acquisition by Jiasheng Consulting of the registered ownership of Zhongxian Information, the balance sheet and operating results of Zhongxian Information will hereafter continue to be consolidated with those of Jiasheng Consulting as its 100% owned subsidiary.

Our current structure is set forth below:

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following present factors:

●	Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand of fresh milk will increase rapidly.

●	Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by the variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of cows by 3,800 and improved our production capacity by approximately 90 tons per day when acquired.

●	Raw Material Supplies and Prices. The per unit cost of fresh milk is affected by price volatility of our raw materials and feeding expenses in the China markets. In response to the increased cost, we leased 16,666,750 square meters of grassland in October 2011, 427,572 square meters grassland in February 2013, and 521,336 square meters of grassland in May 2015. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

●	Change of operation method. We disposed a large number of adult cows to local farmers, introduced distribution channel to them and receive up to 30% of the farmers’ milk sales as a commission. It makes our performance is stably increased and we have enough production resources to feed more cows by ourselves.

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

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $25,488) including insurance of RMB 100,000 (US $ 15,930). The cow had a net book value approximately $44,000 as of the disposal date, which include cost basis approximately $573,000 and accumulated depreciation approximately $529,000

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth certain information regarding our results of operations for the three months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,
			Change
	2015	2014	Amount	%
Revenue	$21,146,863	$16,768,098	$4,378,765	26%
Cost of goods sold	8,760,384	5,840,176	2,920,208	50%
Gross profit	12,386,479	10,927,922	1,458,557	13%
Operating expenses	38,677,438	313,122	38,364,316	12,252%
Operating income/(loss)	(26,290,959)	10,614,800	(36,905,759)	(348%)
Other income and (expenses)	220,604	161,650	58,954	36%
Income before income taxes	(26,070,355)	10,776,450	(36,846,805)	(342%)
Provision for income taxes	2,464,645	2,778,055	(313,410)	(11%)
Net income before noncontrolling interests	(28,535,000)	7,998,395	(36,533,395)	(457%)
Noncontrolling interests	3,200,838	90,466	3,110,372	3,438%
Net income attributable to controlling interests	$(31,735,838)	$7,907,929	$(39,643,767)	(501%)

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $21,146,863 for the three months ended September 30, 2015, an increase of $4,378,765 or 26%, compared to $16,768,098 for the three months ended September 30, 2014. Such increases were mainly driven by approximately $2.1 million commission revenue generated from the total 6,709 milk cows disposed by Yulong in November and December 2014 and the approximately $2.2 million milk sales due to the increase in number of adult cows.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the Three Months Ended September 30,
			Change
	2015	2014	Amount	%
Sales of natural milk	$15,954,007	$13,724,991	$2,229,016	16%
Sales commissions	5,192,856	3,043,107	2,149,749	71%
Total revenue	$21,146,863	$16,768,098	$4,378,765	26%

For the three months ended September 30, 2015, our revenue generated from natural milk sales was $15,954,007 which represented an increase of $2,229,016 or 16% compared to $13,724,991 for the three months ended September 30, 2014. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of 2014.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the Three Months Ended September 30,
			Change
	2015	2014	Amount	%
Sales of natural milk	$15,954,007	$13,724,991	$2,229,016	16%
Average number of milk cows	13,414	11,092	2,322	21%
Revenue from per milk cow	$1,189	$1,237	$(48)	(4%)

The revenue per milk cow decreased to $1,189 for the three months ended September 30, 2015 from $1,237 for the three months ended September 30, 2014, a decrease of $48 or 4%. We terminated the feeding agreements with the original 200 local farmers in Qiqihaer on September 25, 2015 and signed with 179 new farmers near to Harbin on September 29, 2015. The adult cows were transferred in the month end and it slightly affected the daily production because of the travelling and new living conditions. That’s the reason caused the decrease in revenue per milk cow.

The sales commissions increased from local farmers increased by $2,149,749 or 71% to $5,192,856 for the three months ended September 30, 2015 from $3,043,107 for the three months ended September 30, 2014. The quantity of milk cows we now earn commission revenue increased by 51% or 5,739, to 17,181 for the three months ended September 30, 2015 from 11,422 for the three months ended September 30, 2014 due to an addition from the sale of cows of 6,709 by Yulong in November and December 2014 and a deduction of 970 cows which had been fully depreciated from 4 farmers. The farmers started to pay the commission to Yulong since April 2015. In addition, the daily production of the cows sold by Yulong is also higher than the cows sold by Xinhua due to their younger age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead were allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers were increased from $118 per cow to $140 per cow since March 2015. In August 2015, they are further increased to $162 per cow. As a result, we have seen a decrease in our margins compared with the same period in 2014.

	For the Three Months Ended September 30,
			Change
	2015	2014	Amount	%
Cost of goods sold	$8,760,384	$5,840,176	$2,920,208	50%
Average number of milk cows	13,414	11,092	2,322	21%
Cost per milk cow	$653	$527	$127	24%

The cost per milk cow increased to $653 for the three months ended September 30, 2015 which represented an increase of $126 or 24% compared to $527 for the three months ended September 30, 2014. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 58.6% for the three months ended September 30, 2015 which decreased by 6.6% from the three months ended September 30, 2014. The main reason for such a decrease was mainly due to the increase in feeding and food cost and directly production overhead.

Operating expenses

Our operating expenses sharply increased to $38,677,438 for the three months ended September 30, 2015 from $313,122 for the three months ended September 30, 2014, an increase of $38,364,316 or 12,252%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $290,800 and $ 170,414 in business taxes for the three months ended September 30, 2015 and 2014, respectively. We classified these business taxes as selling expenses. As we discussed above, we are planning to be listing on ASX main board and so we were restructured for the three months ended September 30, 2015 and lose the interest of our operating company by 40%. We treated the reduce of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 it was recorded under our G&A expenses. This is the main reason that caused such sharp increase in our operating expenses. In addition, because our two new farms in Harbin were started to be used for the three months ended September 30, 2015, the expenses, such as human costs, depreciation, lease and water & electricity, incurred for our sales and admin departments for these two farms were recorded as our operating expenses. That’s another reason caused the increase in our operating expenses for the three months ended September 30, 2015 by comparing with the same period in 2014.

Operating income (loss)

As a result of the foregoing, we had operating loss of $26,290,959 for the three months ended September 30, 2015, representing a decrease of $36,905,759, as compared to operating income of $10,614,800 for the three months ended September 30, 2014.

Non-operating income (expenses)

For the three months ended September 30, 2015, non-operating income consists primarily of interest income of $199,914 earned on the outstanding notes receivable from the farmers and other non operating income of $55,508 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $34,818. For the three months ended September 30, 2014, non-operating income consists primarily of interest income of $108,420 earned on the outstanding notes receivable from the farmers and other non operating income of $53,230 which mainly consists of bank interest earned.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $2,464,645 and $2,778,055 for the three months ended September 30, 2015 and 2014, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income (loss) before noncontrolling interests was $(28,535,000) and $7,998,395 for the three months ended September 30, 2015 and 2014, respectively, which represented a decrease in $36,533,395 or 457%. Originally we own 99% of Xinhua Cattle’s shares and our non controlling interest is only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by us through our wholly owned subsidiary, Hope Diary. The effect of this transaction was to reduce the interest in our operating company by 40%. As a result, net income attributed to the noncontrolling shareholders was increased from 1% to 40%. $3,200,838 and $90,466 was attributed to noncontrolling interest for the three months ended September 30, 2015 and 2014, respectively. Our net income (loss) attributable to the common stockholders of the Company was $(31,735,838) representing $(0.60) per share and $7,907,929 representing $0.15 per share for the three months ended September 30, 2015 and 2014, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2015 and 2014, foreign currency translation adjustments of $(5,040,228) and $4,929, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of September 30, 2015 and June 30, 2015, we had no bank debt but amounts owed to shareholders of $1,434,450 and $937,524, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States and also will be in the Australian stock exchange from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $40,001,283 and $54,145,781 in cash at September 30, 2015 and June 30, 2015 as well as working capital of $52,989,815 and $64,685,249, respectively.

Operating activities

During the three months ended September 30, 2015, our operating activities provided $10,412,312 in net cash, compared to $10,993,206 during the three months ended September 30, 2014. The net cash provided in the three months ended September 30, 2015 was significantly higher than our net income primarily due to the increase in deferred income tax liabilities of $2,464,645 and the stock compensation for shareholders and consultants of $37,762,400. The net cash provided in the three months ended September 30, 2014 was much more than the net income primarily due to the increase in the deferred income tax liabilities of $2,778,055.

Investing activities

During the three months ended September 30, 2015, our investing activities provided a cash outflow of $22,375,884 compared with a cash outflow of $1,760,259 for the three months ended September 30, 2014. The food costs and feeding expenses for biological properties used cash of $3,529,279 and $2,238,770 for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, we spent $5,822,415 for purchasing milk cows. Conversely, we received cash of $685,022 and $474,567 during the three months ended September 30, 2015 and 2014, respectively, from collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the three months ended September 30, 2015 and 2014, we also received $13,142 and $4,869 in cash from our disposal of biological properties, respectively. For the three months ended September 30, 2015 and 2014, we also spent $13,722,354 and 925, respectively, for addition of PP&E for daily operations. The material increase during the three months ended September 30, 2015 was the office buildings, cow houses, and forage storage built and refurbished on the new land, which are completed and in service before September 30, 2015.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the three months ended September 30, 2015 and 2014, we received $7,909 and $184,875 from shareholders, respectively. For the three months ended September 30, 2015 and 2014, we repaid of $0 and $62,210 to our shareholders, respectively.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 20, 2015	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2015	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

