Form 10-Q
period 2015-12-31
China Modern Agricultural Information, Inc.
filed 2016-02-22
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at February 22, 2016.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2015

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“China Dairy” refers to China Dairy Corporation Ltd., a Hong Kong company;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Hope Diary” refers to Hope Diary Holdings Ltd., a British Virgin Islands company;

●	“Jiasheng Consulting” refers to Jiasheng Consulting Managerial Co., Ltd., a PRC company;

●	“Operating Company or Operating Companies” refers to Value Development Holding, Value Development Group, Jiasheng Consulting, Zhongxian Information, Xinhua Cattle, and Yulong Cattle;

●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“Yulong Cattle” refers to Shangzhi Yulong Cattle Co., Ltd., a PRC company;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“Value Development Holding” refers to Value Development Holding Limited., a British Virgin Islands company;

●	“Value Development Group” refers to Value Development Group Limited, a Hong Kong company;

●	“Xinhua Cattle” refers to Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company;

●	“Yulong Cattle” refers to Shangzhi Yulong Cattle Co., Ltd., a PRC company; and

●	“Zhongxian Information” refers to Heilongjiang Zhongxian Information Co., Ltd., a PRC company.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 (UNAUDITED) and june 30, 2015 (IN U.S. $)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$29,185,601	$54,145,781
Accounts receivable	18,744,391	7,490,501
Inventories	1,857,148	759,628
Prepaid expenses	809,607	898,905
Deferred registration fee	468,000	-
Interest receivable	336,271	182,422
Notes receivable, current portion	2,387,015	2,739,302

Total current assets	53,788,033	66,216,539

Property, plant and equipment, net	28,850,760	6,950,302

Other assets
Notes receivable	5,841,279	7,092,206
Prepaid leases and construction	47,544,395	54,257,040
Biological assets, net	48,571,464	38,603,586

Total other assets	101,957,138	99,952,832

TOTAL ASSETS	$184,595,931	$173,119,673

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2015 (UNAUDITED) AND JUNE 30, 2015 (IN U.S. $)

	December 31, 2015	June 30, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$523,215	$-
Accrued expenses and other payables	688,143	593,766
Stockholder loans	1,607,104	937,524

Total current liabilities	2,818,462	1,531,290

Deferred income taxes	41,832,532	41,806,633

Total liabilities	44,650,994	43,337,923

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	43,130,851	5,851,170
Retained earnings	42,209,419	117,035,653
Statutory reserve fund	475,304	792,174
Other comprehensive (loss) income	(2,813,012)	4,772,880

Sub-total	83,055,662	128,504,977

Noncontrolling interests	56,889,275	1,276,773

Total stockholders’ equity	139,944,937	129,781,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,595,931	$173,119,673

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 and 2014
(UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenues
Milk sales	$19,006,425	$11,983,115	$34,992,610	$25,708,106
Sales commission	5,018,969	4,138,755	10,211,095	7,181,862

Total revenues	24,025,394	16,121,870	45,203,705	32,889,968
Cost of goods sold	(14,381,212)	(4,744,024)	(23,197,122)	(10,584,200)

Gross profit	9,644,182	11,377,846	22,006,583	22,305,768

Operating expenses
Selling and marketing	528,976	224,792	958,046	416,180
General and administrative	708,614	136,539	38,961,348	258,273

Total operating expenses	1,237,590	361,331	39,919,394	674,453

Operating income (loss)	$8,406,592	$11,016,515	$(17,912,811)	$21,631,315

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 and 2014
(UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Other income (expense)
Interest income on notes receivable	$147,101	$154,208	$346,544	$262,628
Loss on sale of cows	(69,855)	(1,099,748)	(105,015)	(1,099,748)
Other non-operating income	43,991	61,557	99,399	114,787

Total other income (expenses)	121,237	(883,983)	340,928	(722,333)

Income (loss) before income taxes	8,527,829	10,132,532	(17,571,883)	20,908,982
Provision for income taxes	-	2,481,504	2,441,438	5,259,559

Net income before noncontrolling interests	8,527,829	7,651,028	(20,013,321)	15,649,423
Noncontrolling interests	(3,460,714)	(88,458)	(6,664,624)	(178,924)

Net income attributable to common stockholders	$5,067,115	$7,562,570	$(26,677,945)	$15,470,499

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 and 2014
(Unaudited) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Other comprehensive income:
Foreign currency translation adjustment	$(2,545,664)	52,470	$(7,585,892)	$57,399

Total comprehensive income (loss)	2,521,451	7,615,040	(34,263,837)	15,527,898

Earnings (loss) per common share, basic and diluted	$0.10	$0.14	$(0.50)	$0.29

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

(Unaudited) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance June 30, 2015	$53,100	$5,851,170	$117,035,653	$792,174	$1,276,773	$4,772,880	$129,781,750

Stock compensation	-	37,762,400	-	-	-	-	37,762,400
Net (loss) income	-	-	(26,677,945)	-	6,664,624	-	(20,013,321)
Reclassification of 40% noncontrolling interest	-	(482,719)	(48,148,289)	(316,870)	48,947,878	-	-
Other comprehensive income	-	-	-	-	-	(7,585,892)	(7,585,892)

Balance, December 31, 2015 (unaudited)	$53,100	$43,130,851	$42,209,419	$475,304	$56,889,275	$(2,813,012)	$139,944,937

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED IN U.S. $)

	2015	2014

Cash flows from operating activities
Net (loss) income	$(20,013,321)	$15,649,423
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,975,979	1,240,483
Amortization for prepaid land lease	908,557	416,542
Deferred income taxes	2,441,438	5,259,559
Loss from disposal from biological assets	105,896	1,100,392
Stock compensation for shareholder and consultants	37,762,400	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(11,964,262)	(279,337)
(Increase) decrease in inventories	(1,168,481)	85,227
Decrease (increase) in prepayment	263,816	(1,289,445)
(Increase) decrease in interest receivable	(153,849)	2,903
Increase (decrease) in accrued expenses and other payables	265,377	(8,499)

Net cash provided by operating activities	10,423,550	22,177,249

Cash flows from investing activities
Collection of notes receivable	1,074,870	950,304
Proceeds from sales of biological assets	180,397	10,400
Purchase of property, plant and equipment	(20,469,991)	(926)
Biological assets	(8,165,115)	(4,741,913)
Purchase of biological assets	(5,767,590)	(4,550,000)

Net cash (used in) investing activities	(33,147,429)	(8,332,135)

Cash flows from financing activities
Proceeds from stockholder loans	77,517	248,450
Repayment of stockholder loans	-	(65,556)

Net cash provided by financing activities	77,517	182,894

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE three AND SIX MOTNHS ENDED december 31, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

	2015	2014

Effect of exchange rate changes on cash	(2,313,818)	50,968

Net (decrease) increase in cash	(24,960,180)	14,078,975
Cash, beginning of year	54,145,781	58,032,554

Cash, end of year	$29,185,601	$72,111,529

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses and other payables by shareholder	$639,000	$80,000

Sale of cows through notes receivable	$-	$6,068,725

Property, plant and equipment transferred from prepaid	$2,725,023	$-

Property, plant and equipment accrued	$405,230	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

Our corporate structure pre-restructure is set forth below:

On July 16, 2015, the Company, transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary Holdings Ltd. (“Hope Diary,” a British Virgin Islands company). China Dairy was newly incorporated in January 2015 and did not have any significant assets or liabilities, or business operations, which was 100% owned by Company’s PRC corporate advisor, who formed China Dairy on behalf of the Company. Further, the sole shareholder transferred 60% of the total outstanding shares of China Dairy to Hope Diary and 40% to various shareholders and consultants of the Company (as described below) for nominal consideration.

These transactions involves no consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction is a restriction to the Company’s interests in Value Development.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Diary to the following entities for nominal consideration, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share held by the following entities:

	Original Shares	After bonus shares issued

Hope Diary Holdings Ltd.	6,000	390,000,000
Beijing Ruihua Future Investment Management Co. Ltd.	300	19,500,000
Donghe Group Limited	400	26,000,000
Integral Capital Group Pty Ltd.	300	19,500,000
Dingxi (Shanghai ) Equity Investment Fund	2,000	130,000,000
Zhiyuan International Holding Co. Limited	1,000	65,000,000

Total	10,000	650,000,000

Value Development is the sole owner of Value Development Group Limited, which is the sole owner of Harbin Jiasheng Consulting Managerial Co. Ltd., which is the Company’s subsidiary in China, with respect to which the operating company, Heilongjiang Zhongxian Information Co. Ltd., is a variable interest entity. The effect of this transaction was to reduce the interest of the Company in its operating company by 40%. The Company use the China Diary’s offering price for the proposed public offering in Australian (the “Proposed Offering”) to approximate the fair value of the 40% stock granted to the shareholder and consultants. The Company recognized a stock compensation to the shareholder and consultants of approximately $32,098,000 and $5,664,000, respectively, during the three months ended September 30, 2015 in general and administrative expense.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

The unaudited consolidated financial statements of the Company as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2015, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

On September 16, 2015 the VIE structure was terminated upon the Jiasheng Consulting exercised its option to purchase all of the registered equity of Zhongxian Information. Jiasheng Consulting became the sole owner of Zhongxian Information.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

The exchange rates used to translate amounts in RMB and Australian dollars (the “A$”) into US dollars for preparing the consolidated financial statements are as follows:

	December 31, 2015		June 30, 2015		December 31, 2014
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1540	0.7298	0.1632	0.7687	N/A	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1578	0.7228	N/A	N/A	0.1625	0.8899

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $(2,545,664) and $52,470, respectively, $(7,585,892) and $57,399, respectively, for the three and six months ended December 31, 2015 and 2014, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $10,257 and $0, respectively, for the three and six months ended December 31, 2015 and 2014.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales, and usually receives the payment in the following month. The Company considers all accounts receivable at December 31, 2015 and June 30, 2015, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of December 31, 2015 and June 30, 2015.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses as of December 31, 2015 and June 30 2015 mainly represent the prepayments of approximately $809,607 and $898,900, respectively for prepaid cow insurances expenses and for heating expenses.

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

Deferred registration fee

Deferred registration fee consist of legal fees, consulting fees, and accounting fees incurred through the balance sheet date that relate to Proposed Offering on the Australian Securities Exchange (“ASX”) and that will be charged to stockholders’ equity upon completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three and six months ended December 31, 2015 and 2014.

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the three and six months ended December 31, 2015 and 2014, a loss of $69,855 and $1,099,748, respectively, $105,015 and $1,099,748, respectively, on the sale of the adult cows is included in non-operating expenses in the accompanying consolidated statements of income and other comprehensive income. (See Note 5)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and six months ended December 31, 2015 and 2014.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2015 and June 30, 2015, undistributed earnings allocated to Zhongxian Information were approximately $177,607,000 and $160,600,000, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of December 31, 2015 and June 30, 2015, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended December 31, 2015 and 2014.

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and six months ended December 31, 2015 and 2014.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of December 31, 2015 and June 30, 2015, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31, 2015	June 30, 2015
	(Unaudited)

Machinery and equipment	$3,059,348	$222,147
Automobiles	2,251,699	2,071,656
Building and building improvements	23,892,012	6,246,502

	29,203,059	8,540,306
Less: accumulated depreciation	(2,240,031)	(1,590,004)

Construction in progress	1,887,732	-

Property, plant and equipment, net	$28,850,760	$6,950,302

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

4.	Property, plant and equipment (continued)

The increase was the office buildings, cow houses, and forage storage built and refurbished on the new land, which are completed and in service before December 31, 2015. Construction in Progress(the “CIP”) contains amount paid and accrued on completed new construction but has not been placed into service as of December 31, 2015. No depreciation on those CIP as of December 31, 2015. In addition, a significant amount of production facilities and automobiles were purchased. Depreciation expense charged to operations for the three and six months ended December 31, 2015 and 2014 were $482,206 and $71,405, respectively, $757,911 and $143,742, respectively.

5.	Biological assets

Biological assets consist of the following:

	December 31, 2015	June 30, 2015
	(Unaudited)

Immature biological assets	$27,598,967	$24,555,303
Mature biological assets	25,388,897	18,271,485

	52,987,864	42,826,788
Less: accumulated depreciation	(4,416,399)	(4,223,202)

Biological assets, net	$48,571,465	$38,603,586

In July 2015, Xinhua Cattle and Yulong purchase 2,000 and 2,300 adult cow, respectively at a price RMB 8,500 (US $1,354) per cow from an outside party.

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $25,488) including insurance of RMB 100,000 (US $ 15,930). The cows had a net book value approximately $44,000 as of the disposal date, which include cost basis approximately $573,000 and accumulated depreciation approximately $529,000.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

5.	Biological assets (continued)

In November 2015, Yulong Cattle Sold 347 cows to an outside party at a total price of RMB 1,144,800 (US $176,299) including insurance of RMB 104,100 (US $ 16,031). The cows had a net book value approximately $235,000 as of the disposal date, which include cost basis approximately $574,000 and accumulated depreciation approximately $339,000.

In December 2015, Xinhua Cattle entered into agreements with 179 local farmers to pay them additional feeding cost of RMB 600 (US$94) for each young cow and adult cow, which were transferred to the farmers for raise at the beginning of October 2015, for improving the feeding environment. The company paid 50% of the total amount RMB 6,795,000 (US$1,072,000) in December 2015 and the remaining 50% was paid in January 2016. 82% of the additional cost for mature cows was included as cost of goods sold as incurred and the remaining are capitalized for immature cows.

Depreciation expense for the three and six months ended December 31, 2015 and 2014 was $595,133 and $508,534, respectively, and $1,218,068 and $1,096,741, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

During the three and six months ended December 31, 2015 and 2014, the Company received principal and interest payments of $357,189 and $721,171, respectively, and $1,218,855 and $1,216,096, respectively. Commission income for the three and six months ended December 31, 2015 and 2014, was $5,018,969 and $4,138,755, respectively, $10,211,095 and $7,181,862, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of December 31, 2015 and June 30, 2015. The related commission receivable of $5,665,731 and $3,408,759 at December 31, 2015 and June 30, 2015, respectively, is included in accounts receivable in the consolidated balance sheets.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

6.	Notes Receivable (continued)

Notes receivable at December 31, 2015 and June 30, 2015 consists of the following:

	December 31, 2015	June 30, 2015
	(Unaudited)

Notes receivable	$8,254,694	$9,873,474
Less: discount for interest	(26,400)	(41,966)

	8,228,294	9,831,508
Less: current portion	(2,387,015)	(2,739,302)

Non-current portion	$5,841,279	$7,092,206

Future maturities of notes receivable as of December 31, 2015 are as follows:

Year Ending December 31,

2016	$2,387,000
2017	1,827,000
2018	1,485,000
2019	841,000
2020	539,000
Thereafter	1,149,000

$8,228,000

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

7.	LeaseS

The Company leases an office at no cost from an unrelated third party. On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent and it was not subsequently renewed.

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,467,000 and $5,854,800 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $2,656,500 and $3,060,000 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $11,191,858 and $11,986,191 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

7.	LeaseS (CONTINUED)

On May 7, 2015, the Company obtained another “land use right” to use 238,001 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 35,808 square meters on top of the land leased, an office building at 3,500 square meters and a flat building at 3,500 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,215,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $11,270,385 and $12,147,266 is included in prepaid lease in the consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $16,847,771 and $18,158,595 is included in prepaid lease in the consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively.

Rent expense charged to operations for the three and six months ended December 31, 2015 and 2014 was $449,960 and $215,204, respectively, and $908,577 and $429,878, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2015. The Agreements were later renewed to June 30, 2016. For the three and six months ended December 31, 2015 and 2014, compensation under these agreements was $19,699 and $8,542, respectively, $39,240 and $17,063, respectively.

At December 31, 2015, the future commitment under these agreements is approximately $42,000.

9.	Related party transactions

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which Executive Chairman provides a loan facility to Zhongxian Information, which are non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). Any borrowings in excess of this amount may be negotiated between the parties. The loans outstanding were $1,607,104 and $937,524 as of December 31, 2015 and June 30, 2015, respectively.

In July 2015, 40% of China Dairy is granted to shareholder and consultants of the Company, who provide services in the Proposed Offering process. (See Note 1)

10.	Income taxes

The provision for income taxes consisted of the following for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$-	$-	$-
Deferred	-	2,481,504	2,441,438	5,259,559

	$-	$2,481,504	$2,441,438	$5,259,559

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

10.	Income taxes (continued)

The following table reconciles the effective income tax rates with the statutory rates for the six months ended December 31:

	2015	2014
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	0.11%	0.12%
Other	(39.00%)	0.03%

Effective income tax rate	(13.89%)	25.15%

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

10.	Income taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2015	June 30, 2015
	(Unaudited)

Net operating loss carryforwards	$451,600	$458,947
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(40,402,133)	(40,376,234)

	(41,380,932)	(41,347,686)
Less valuation allowance	(451,600)	(458,947)

Net deferred tax (liabilities)	$(41,832,532)	$(41,806,633)

At December 31, 2015 and June 30 2015, Zhongxian Information had unused operating loss carry-forwards of approximately $1,806,000 and $1,836,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $451,000 and $460,000 against the deferred tax asset related to the net operating loss carry forward at December 31, 2015 and June 30, 2015, due to the uncertainty of realizing the benefit.

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

11.	CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

In November 2015, the Company entered milk sale agreement with another four customers and terminate the contracts with the original five customers. Three customers accounted for approximately 69% and five customers accounted 100% of milk sales for the three months ended December 31, 2015 and 2014, respectively. Eight customers accounted for approximately 100% and five customers accounted approximately 100% of milk sales for the six months ended December 31, 2015 and 2014, respectively. Three customers and four customers also accounted for approximately 69% and 48% of accounts receivable at December 31, 2015 and June 30, 2015, respectively.

Seventy six farmers and thirty nine famers accounted for the notes receivable at December 31, 2015 and June 30, 2015, respectively.

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of December 31, 2015 and June 30, 2015, statements of income for the three and six months ended December 31, 2015 and 2014, and statements of cash flows for the six months ended December 31, 2015 and 2014:

Condensed Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Investment in subsidiaries	$86,891,778	$123,723,097

TOTAL ASSETS	$86,891,778	$123,723,097

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Balance Sheets (continued)

	December 31, 2015	June 30, 2015
	(Unaudited)
LIABILITIES AND stockholders’ EQUITY
Stockholder loans	$1,023,104	$937,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	43,130,850	5,851,170
Retained earnings	42,684,724	117,827,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,891,778	$123,723,097

Condensed Statements of Income (Unaudited)

	For three months ended December 31,		For six months ended December 31,
	2015	2014	2015	2014

Revenues
Share of earnings from investment in subsidiaries and VIE	$5,094,115	$7,589,570	$(26,605,945)	$15,524,499

Operating expenses
General and administrative	27,000	27,000	72,000	54,000

Net income (loss)	$5,067,115	$7,562,570	$(26,677,945)	$15,470,499

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

12.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(26,677,945)	$15,470,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Increase in accrue expense	72,000	54,000
Share of earnings from investment in subsidiaries and VIE	26,605,945	(15,524,499)

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

There were no cash transactions in the US parent company during the three and six months ended December 31, 2015 and 2014.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and amounted to $ 86,891,778 and $ 123,723,097 as of December 31, 2015 and June 30, 2015, respectively.

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

FOR THE THREE AND SIX MONTHS ended dECEMBER 31, 2015 AND 2014

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

China Diary is currently seeking admission to the Official List of the ASX. The Prospectus was lodged with ASIC on October 30, 2015, which contains an offer of up to 100,000,000 CHESS Depository Interests, or CDIs, to raise up to A$20,000,000 (US $14,524,000). The minimum subscription under the Offer is 75,000,000 CDIs to raise A$15,000,000 (US $10,893,000) at A$0.20 (US $ 0.15) per CDI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended December 31, 2015 and 2014. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 369 tons per day. We also have 76 exclusive individual partners with an aggregate fresh milk production capacity of approximately 405 tons per day. We have four major customers, one of which is the leading dairy company in China. During the quarter ended December 31, 2015, the Company terminated the contracts with certain customers and entered into contracts with four new customers.

We were incorporated on December 22, 2008 under the laws of the State of Nevada.    We were formerly known as Trade Link. On April 4, 2011, the Board of Directors of Trade Link filed an amendment to the Certificate of Incorporation with the State of Nevada and changed our name from Trade Link to China Modern Agricultural Information, Inc.

On January 28, 2011, we entered into a share exchange agreement by and among (i) Value Development Holding Limited, a British Virgin Islands company (“Value Development”), (ii) Value Development’s shareholders, (iii) us, and (iv) our former principal stockholders.    Pursuant to the terms of the agreement, Value Development’s shareholders transferred to us all of the shares of Value Development in exchange for the issuance of 35,998,000 shares of our common stock. The shares issued to Value Development’s shareholders in the Securities Exchange constituted approximately 87.80% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, Value Development became our wholly owned subsidiary and Value Development’s former principal shareholders became our principal shareholders.

On January 28, 2011, Value Development completed the acquisition of Jiasheng Consulting Managerial Co., Ltd., a PRC company (“Jiasheng Consulting”).    Jiasheng Consulting entered into a series of contractual agreements with Heilongjiang Zhongxian Information Co., Ltd., a PRC company (“Zhongxian Information”), Mr. Zhengxin Liu, our Chief Human Resource Officer and holder of 62% the of equity interest in Zhongxian Information, and Mr. Youliang Wang, our Chief Executive Officer and holder of 38% of the equity interest of Zhongxian Information. Pursuant to the contractual arrangements, Jiasheng Consulting controls all managerial power of Zhongxian Information.    The contractual arrangements include a shareholder voting rights proxy agreement, exclusive consulting and services agreement, exclusive call option agreement and equity pledge agreement, pursuant to which, Jiasheng Consulting shall provide exclusive and complete business support and technical and consulting service to Zhongxian Information in exchange for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax, and Zhongxian Information’s stockholders pledged their rights, title and equity interest in Zhongxian Information as security for the collection of such consulting and service fees provided in the equity pledge agreement.

Zhongxian Information was incorporated in China in January 2005 with registered capital of RMB 10,000,000 or $1,206,800 US Dollars.  In February 2006, it acquired 99% of the registered capital of Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company (“Xinhua Cattle”), which was incorporated in China in December 2005 with registered capital of RMB 3,000,000 or $371,580 US Dollars. Xinhua Cattle is located in Qiqihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breading and fresh milk production and distribution.

On November 23, 2011, Zhongxian Information acquired 100% of the equity interest of Shangzhi Yulong Cattle Co., Ltd., a PRC company (“Yulong Cattle”), in exchange for (i) issuance of 9,000,000 shares of our common stock, and (ii) a cash payment of $4,396,000, to Yulong Cattle’s former shareholders. Yulong Cattle was incorporated on December 4, 2007 under the laws of the PRC. Yulong Cattle, located in Harbin, Heilongjiang, in northeast China, is a livestock company that engages in cow breeding and fresh milk distribution, and primarily generates its revenue from the sale of fresh milk.

On July 16, 2015, we transferred 100% of the issued and outstanding shares of Value Development to China Dairy Corporation Ltd., a Hong Kong company (“China Dairy”), which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary Holdings Ltd., a British Virgin Islands company (“Hope Diary”). These transactions involves no consideration received or paid as Value Development and China Dairy are under common control by us and this transaction is a restriction to our interests in Value Development.

China Dairy was newly incorporated in January 2015 and did not have any significant assets or liabilities, or business operations, which is 100% owned by Company’s PRC corporate advisor. Further, the sole shareholder transferred the 10,000 shares of China Dairy to Value Development 60% and various shareholder and consultants of the Company 40% at HK$1.00 per share.

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Diary to the following entities at HK$1.00 per share, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share.

Value Development is the sole shareholder of Value Development Group Limited, which is the sole shareholder of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting”), which is our subsidiary in China, with respect to which the operating company, Zhongxian Information, is a variable interest entity. The effect of this transaction was to reduce the interest of ours in its operating company by 40%. We use the China Diary’s offering price for the Proposed Offering to approximate the fair value of the 40% stock granted to the shareholder and consultants.

On September 16, 2015 our 60%-owned subsidiary, Jiasheng Consulting, exercised its option to purchase all of the registered equity of our operating subsidiary, Zhongxian Information from its stockholders Zhenxin Liu and Youliang Wang, who are also the members of our Board of Directors, for RMB10,000 (approximately $1,634). Prior to the acquisition, Jiasheng Consulting controlled Zhongxian Information through a series of contractual agreements, which made Zhongxian Information a variable interest entity, the effect of which was to cause the balance sheet and operating results of Zhongxian Information to be consolidated with those of Jiasheng Consulting in our financial statements. As a result of the acquisition by Jiasheng Consulting of the registered ownership of Zhongxian Information, the balance sheet and operating results of Zhongxian Information hereafter continues to be consolidated with those of Jiasheng Consulting as its 100% owned subsidiary.

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

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $25,488) including insurance of RMB 100,000 (US $ 15,930). The cow had a net book value approximately $44,000 as of the disposal date, which include cost basis approximately $573,000 and accumulated depreciation approximately $529,000.

In November 2015, Yulong Cattle Sold 347 cows to an outside party at a total price of RMB 1,144,800 (US $176,299) including insurance of RMB 104,100 (US $ 16,031). The cows had a net book value approximately $235,000 as of the disposal date, which include cost basis approximately $574,000 and accumulated depreciation approximately $339,000.

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last nine months. Before March 2015, the payment which included feeding expense and forage cost was $52, $66, $76 and $117, respectively, which paid for calve, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses were increased to $60, $77, $88 and $139, respectively, paid for each type of cows. Since September 2015, such expenses were increased to $69, $88, $103 and $161, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs were increased to $79, $98, $118 and $268 for each calve, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of Three Months Ended December 31, 2015 and 2014

The following table sets forth certain information regarding our results of operations for the three months ended December 31, 2015 and 2014.

	For the Three Months Ended December 31,
			Change
	2015	2014	Amount	%
Revenue	$24,025,394	$16,121,870	$7,903,524	49%
Cost of goods sold	14,381,212	4,744,024	9,637,188	203%
Gross profit	9,644,182	11,377,846	(1,733,664)	(15%)
Operating expenses	1,237,590	361,331	876,259	243%
Operating income/(loss)	8,406,592	11,016,515	(2,609,923)	(24%)
Other income and (expenses)	121,237	(883,983)	1,005,220	114%
Income before income taxes	8,527,829	10,132,532	(1,604,703)	(16%)
Provision for income taxes	-	2,481,504	(2,481,504)	(100%)
Net income before noncontrolling interests	8,527,829	7,651,028	876,801	11%
Noncontrolling interests	3,460,714	88,458	3,372,256	3,812%
Net income attributable to controlling interests	$5,067,115	$7,562,570	$(2,495,455)	(33%)

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $24,025,394 for the three months ended December 31, 2015, an increase of $7,903,524 or 49%, compared to $16,121,870 for the three months ended December 31, 2014. There are three main reasons caused such increase: 1). approximately $2,100,000 commission revenue generated from the total 6,709 milk cows disposed by Yulong in November and December 2014; 2). Total average milk cows were increased from 9,658 to 15,454; 3). The milk sales price was increased from $0.55 per kg to $0.60 per kg for approximate 97% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the Three Months Ended December 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$19,006,425	$11,983,115	$7,023,310	59%
Sales commissions	5,018,969	4,138,755	880,214	21%
Total revenue	$24,025,394	$16,121,870	$7,903,524	49%

For the three months ended December 31, 2015, our revenue generated from natural milk sales was $19,006,425 which represented an increase of $7,023,310 or 59% compared to $11,983,115 for the three months ended December 31, 2014. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of 2014.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the Three Months Ended December 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$19,006,425	$11,983,115	$7,023,310	59%
Average number of milk cows	15,454	9,658	5,796	60%
Revenue from per milk cow	$1,230	$1,241	$(11)	(1%)

The revenue per milk cow decreased to $1,230 for the three months ended December 31, 2015 from $1,241 for the three months ended December 31, 2014, a decrease of $11 or 1%. We terminated the feeding agreements with the original 200 local farmers in Qiqihaer on September 25, 2015 and signed with 179 new farmers near to Harbin on September 29, 2015. The adult cows were transferred in the month end and it slightly affected the daily production because of the travelling and new living conditions. That’s the reason caused the decrease in revenue per milk cow although the milk sale price was increased to $0.60 per kg for 97% of total milk sales. In addition, the cold weather caused the decrease in production as well.

The sales commissions from local farmers increased by $880,214 or 21% to $5,018,969 for the three months ended December 31, 2015 from $4,138,755 for the three months ended December 31, 2014. The average quantity of milk cows we now earn commission revenue increased by 30% or 3,474, to 14,896 for the three months ended December 31, 2015 from 11,422 for the three months ended December 31, 2014 due to an addition from the sale of 3,714 and 2,995 milk cows by Yulong in November and December 2014, respectively, and a deduction of 970 cows which had been fully depreciated from 4 farmers. The farmers started to pay the commission to Yulong since April 2015. In addition, the daily production of the cows sold by Yulong is also higher than the cows sold by Xinhua due to their younger age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead were allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers were increased from $117 per cow since March 2015 to $268 per cow in November 2015. In December 2015, Xinhua entered into agreements with 179 local farmers to pay them additional feeding cost of RMB 600 (US$94) for each young cow and adult cow, which were transferred to the farmers for raise at the beginning of October 2015, for improving the feeding environment. The company paid 50% of the total amount RMB 6,795,000 (US$1,072,000) in December 2015 and the remaining 50% was paid in January 2016. 82% of the additional cost for mature cows was included as cost of goods sold. As a result, we have seen a decrease in our margins compared with the same period in 2014.

	For the Three Months Ended December 31,
			Change
	2015	2014	Amount	%
Cost of goods sold	$14,381,212	$4,744,024	$9,637,188	203%
Average number of milk cows	15,454	9,658	5,796	60%
Cost per milk cow	$931	$491	$439	89%

The cost per milk cow increased to $931 for the three months ended December 31, 2015 which represented an increase of $439 or 89% compared to $491 for the three months ended December 31, 2014. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 40.1% for the three months ended December 31, 2015 which decreased by 43.1% from the three months ended December 31, 2014. The main reason for such a decrease was mainly due to the increase in feeding and food cost and directly production overhead.

Operating expenses

Our operating expenses increased to $1,237,590 for the three months ended December 31, 2015 from $361,331 for the three months ended December 31, 2014, an increase of $876,259 or 243%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $283,760 and $ 205,915 in business taxes for the three months ended December 31, 2015 and 2014, respectively. We classified these business taxes as selling expenses. In addition, because our two new farms in Harbin were started to be used for the six months ended December 31, 2015, the expenses, such as human costs, depreciation, lease and water & electricity, incurred for our sales and admin departments for these two farms were recorded as our operating expenses. That’s another reason caused the increase in our operating expenses for the three months ended December 31, 2015 by comparing with the same period in 2014.

Operating income (loss)

As a result of the foregoing, we had operating income of $8,406,592 for the three months ended December 31, 2015, representing a decrease of $2,609,923, as compared to operating income of $11,016,515 for the three months ended December 31, 2014.

Non-operating income (expenses)

For the three months ended December 31, 2015, non-operating income consists primarily of interest income of $147,101 earned on the outstanding notes receivable from the farmers and other non operating income of $43,991 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $69,855. For the three months ended December 31, 2014, non-operating income consists primarily of interest income of $154,208 earned on the outstanding notes receivable from the farmers and other non operating income of $61,557 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $1,099,748.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $0 and $2,481,504 for the three months ended December 31, 2015 and 2014, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income (loss) before noncontrolling interests was $8,527,829 and $7,651,028 for the three months ended December 31, 2015 and 2014, respectively, which represented an increase in $876,801 or 11%. Originally we own 99% of Xinhua Cattle’s shares and our non controlling interest is only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by us through our wholly owned subsidiary, Hope Diary. The effect of this transaction was to reduce the interest in our operating company by 40%. As a result, net income attributed to the noncontrolling shareholders was increased from 1% to 40%. $3,460,714 and $88,458 was attributed to noncontrolling interest for the three months ended December 31, 2015 and 2014, respectively. Our net income (loss) attributable to the common stockholders of the Company was $5,067,115 representing $0.10 per share and $7,562,570 representing $0.14 per share for the three months ended December 31, 2015 and 2014, respectively.

Comparison of Six Months Ended December 31, 2015 and 2014

The following table sets forth certain information regarding our results of operations for the six months ended December 31, 2015 and 2014.

	For the Six Months Ended December 31,
			Change
	2015	2014	Amount	%
Revenue	$45,203,705	$32,889,968	$12,313,737	37%
Cost of goods sold	23,197,122	10,584,200	12,612,922	119%
Gross profit	22,006,583	22,305,768	(299,185)	(1%)
Operating expenses	39,919,394	674,453	39,244,941	5,819%
Operating income/(loss)	(17,912,811)	21,631,315	(39,544,126)	(183%)
Other income and (expenses)	340,928	(722,333)	1,063,261	(147%)
Income before income taxes	(17,571,883)	20,908,982	(38,480,865)	(184%)
Provision for income taxes	2,441,438	5,259,559	(2,818,121)	(54%)
Net income before noncontrolling interests	(20,013,321)	15,649,423	(35,662,744)	(228%)
Noncontrolling interests	6,664,624	178,924	6,485,700	3,625%
Net income attributable to controlling interests	$(26,677,945)	$15,470,499	$(42,148,444)	(272%)

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $45,203,705 for the six months ended December 31, 2015, an increase of $12,313,737 or 37%, compared to $32,889,968 for the six months ended December 31, 2014. There are three main reasons caused such increase: 1). approximately $2,100,000 commission revenue generated from the total 6,709 milk cows disposed by Yulong in November and December 2014; 2). Total average milk cows were increased from 10,375 to 14,434; 3). The milk sales price was increased from $0.55 per kg to $0.60 per kg for approximate 97% of total milk sales in since November 2015.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the Six Months Ended December 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$34,992,610	$25,708,106	$9,284,504	36%
Sales commissions	10,211,095	7,181,862	3,029,233	42%
Total revenue	$45,203,705	$32,889,968	$12,313,737	37%

For the six months ended December 31, 2015, our revenue generated from natural milk sales was $34,992,610 which represented an increase of $9,284,504 or 36% compared to $25,708,106 for the six months ended December 31, 2014. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of 2014.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the Six Months Ended December 31,
			Change
	2015	2014	Amount	%
Sales of natural milk	$34,992,610	$25,708,106	$9,284,504	36%
Average number of milk cows	14,434	10,375	4,059	39%
Revenue from per milk cow	$2,424	$2,478	$(54)	(2%)

The revenue per milk cow decreased to $2,424 for the six months ended December 31, 2015 from $2,478 for the six months ended December 31, 2014, a decrease of $54 or 2%. We terminated the feeding agreements with the original 200 local farmers in Qiqihaer on September 25, 2015 and signed with 179 new farmers near to Harbin on September 29, 2015. The adult cows were transferred in the end of September 2015 and it slightly affected the daily production because of the travelling and new living conditions. That’s the reason caused the decrease in revenue per milk cow although the milk sale price was increased to $0.60 per kg for 97% of total milk sales since November 2015. In addition, the cold weather caused the decrease in production as well.

The sales commissions from local farmers increased by $3,029,233 or 42% to $10,211,095 for the six months ended December 31, 2015 from $7,181,862 for the six months ended December 31, 2014. The average quantity of milk cows we now earn commission revenue increased by 15% or 1,731, to 13,153 for the six months ended December 31, 2015 from 11,422 for the six months ended December 31, 2014 due to an addition from the sale of 3,714 and 2,995 milk cows by Yulong in November and December 2014, respectively, and a deduction of 970 cows which had been fully depreciated from 4 farmers. The farmers started to pay the commission to Yulong since April 2015. In addition, the daily production of the cows sold by Yulong is also higher than the cows sold by Xinhua due to their younger age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead were allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers were increased from $117 per cow since March 2015 to $268 per cow in November 2015. .. In December 2015, Xinhua entered into agreements with 179 local farmers to pay them additional feeding cost of RMB 600 (US$94) for each young cow and adult cow, which were transferred to the farmers for raise at the beginning of October 2015, for improving the feeding environment. The company paid 50% of the total amount RMB 6,795,000 (US$1,072,000) in December 2015 and the remaining 50% was paid in January 2016. 82% of the additional cost for mature cows was included as cost of goods sold. As a result, we have seen a decrease in our margins compared with the same period in 2014.

	For the Six Months Ended December 31,
			Change
	2015	2014	Amount	%
Cost of goods sold	$23,197,122	$10,584,200	$12,612,922	119%
Average number of milk cows	14,434	10,375	4,059	39%
Cost per milk cow	$1,607	$1,020	$587	58%

The cost per milk cow increased to $1,607 for the six months ended December 31, 2015 which represented an increase of $587 or 58% compared to $1,020 for the six months ended December 31, 2014. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 48.7% for the six months ended December 31, 2015 which decreased by 19.1% from the six months ended December 31, 2014. The main reason for such a decrease was mainly due to the increase in feeding and food cost and directly production overhead.

Operating expenses

Our operating expenses sharply increased to $39,919,394 for the six months ended December 31, 2015 from $674,453 for the six months ended December 31, 2014, an increase of $39,244,941 or 5,819%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $571,821 and $ 377,268 in business taxes for the six months ended December 31, 2015 and 2014, respectively. We classified these business taxes as selling expenses. As we discussed above, we are planning to be listing on ASX main board and so we were restructured since July 2015 and lose the interest of our operating company by 40%. We treated the reduce of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 it was recorded under our G&A expenses. This is the main reason that caused such sharp increase in our operating expenses. In addition, because our two new farms in Harbin were started to be used for the six months ended December 31, 2015, the expenses, such as human costs, depreciation, lease and water & electricity, incurred for our sales and admin departments for these two farms were recorded as our operating expenses. That’s another reason caused the increase in our operating expenses for the six months ended December 31, 2015 by comparing with the same period in 2014.

Operating income (loss)

As a result of the foregoing, we had operating loss of $17,912,811 for the six months ended December 31, 2015, representing a decrease of $39,544,126, as compared to operating income of $21,631,315 for the six months ended December 31, 2014.

Non-operating income (expenses)

For the six months ended December 31, 2015, non-operating income consists primarily of interest income of $346,544 earned on the outstanding notes receivable from the farmers and other non operating income of $99,399 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $105,015. For the six months ended December 31, 2014, non-operating income consists primarily of interest income of $262,628 earned on the outstanding notes receivable from the farmers and other non operating income of $114,787 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $1,099,748.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $2,441,438 and $5,259,559 for the six months ended December 31, 2015 and 2014, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income (loss) before noncontrolling interests was $(20,013,321) and $15,649,423 for the six months ended December 31, 2015 and 2014, respectively, which represented a decrease in $35,662,744 or 228%. Originally we own 99% of Xinhua Cattle’s shares and our non controlling interest is only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by us through our wholly owned subsidiary, Hope Diary. The effect of this transaction was to reduce the interest in our operating company by 40%. As a result, net income attributed to the noncontrolling shareholders was increased from 1% to 40%. $6,664,624 and $178,924 was attributed to noncontrolling interest for the six months ended December 31, 2015 and 2014, respectively. Our net income (loss) attributable to the common stockholders of the Company was $(26,677,945) representing $(0.50) per share and $15,470,499 representing $0.29 per share for the six months ended December 31, 2015 and 2014, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended December 31, 2015 and 2014, foreign currency translation adjustments of $(2,545,664) and $52,470, respectively, and $(7,585,892) and $57,399, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of December 31, 2015 and June 30, 2015, we had no bank debt but amounts owed to shareholders of $1,607,104 and $937,524, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States and also will be in the Australian stock exchange from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $29,185,601 and $54,145,781 in cash at December 31, 2015 and June 30, 2015 as well as working capital of $50,969,571 and $64,685,249, respectively.

Operating activities

During the six months ended December 31, 2015, our operating activities provided $10,423,550 in net cash, compared to $22,177,249 during the six months ended December 31, 2014. The net cash provided in the six months ended December 31, 2015 was significantly higher than our net income primarily due to the increase in deferred income tax liabilities of $2,441,438 and the stock compensation for shareholders and consultants of $37,762,400. The net cash provided in the six months ended December 31, 2014 was much more than the net income primarily due to the increase in the deferred income tax liabilities of $5,259,559.

Investing activities

During the six months ended December 31, 2015, our investing activities provided a cash outflow of $33,147,429 compared with a cash outflow of $8,332,135 for the six months ended December 31, 2014. The food costs and feeding expenses for biological properties used cash of $8,165,115 and $4,741,913 for the six months ended December 31, 2015 and 2014, respectively. For the six months ended December 31, 2015 and 2014, we spent $5,767,590 and $4,550,000, respectively, for purchasing milk cows. Conversely, we received cash of $1,074,870 and $950,304 during the six months ended December 31, 2015 and 2014, respectively, from collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the six months ended December 31, 2015 and 2014, we also received $180,397 and $10,400 in cash from our disposal of biological properties, respectively. For the six months ended December 31, 2015 and 2014, we also spent $20,469,991 and 926, respectively, for addition of PP&E for daily operations. The material increase during the six months ended December 31, 2015 was the production facilities, office buildings, cow houses, and forage storage built and refurbished on the new land, which mostly were completed and in service before December 31, 2015.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the six months ended December 31, 2015 and 2014, we received $77,517 and $248,450 from shareholders, respectively. For the six months ended December 31, 2015 and 2014, we repaid of $0 and $65,556 to our shareholders, respectively.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of December 31, 2015 and June 30, 2015 and for the three and six months ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: February 22, 2016	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: February 22, 2016	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)