Form 10-Q/A
period 2015-09-30
China Modern Agricultural Information, Inc.
filed 2016-02-25
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding as of February 25, 2016.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q/A

September 30, 2015

TABLE OF CONTENTS

		PAGE
PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	5

PART II - OTHER INFORMATION
Item 6.	Exhibits	44

SIGNATURES		45

EXPLANATORY NOTE

China Modern Agricultural Information (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended September 30, 2015 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-Q (this “Form 10-Q/A”) for the purpose of revising certain disclosure in Note 1 and Note 9 to the consolidated financial statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-Q/A includes the currently dated certifications as exhibits.

No attempt has been made in this Form 10-Q/A to modify or update the other disclosures presented in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosures in the Original Form 10-Q, except as set forth in this Form 10-Q/A, and should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Amendment No. 1 to Quarterly Report on Form 10-Q/A and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Amendment No. 1 to Quarterly Report on Form 10-Q/A. All subsequent written and oral forward-looking statements concerning other matters addressed in this Amendment No. 1 to Quarterly Report on Form 10-Q/A and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q/A

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

Our corporate structure pre-restructure is set forth below:

On July 16, 2015, the Company, transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary Holdings Ltd. (“Hope Diary,” a British Virgin Islands company). China Dairy was formed on January 12, 2015 and did not have any significant assets or liabilities, or business operations, and was 100% owned by Company’s PRC corporate advisor, who formed China Dairy on behalf of the Company. China Dairy was formed solely for the purchase of being a holding company in anticipation of our initial public offering in Australia. Further, the sole shareholder transferred 60% of the total outstanding shares of China Dairy to Hope Diary and 40% to various shareholders and consultants of the Company (as described below) for nominal consideration.

These transactions involves no consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction is a restriction to the Company’s interests in Value Development.

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Diary to the following entities for nominal consideration, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every outstanding share held by the following entities:

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

In July 2015, 34% of China Dairy’s outstanding shares were granted to certain shareholders of the Company and 6% were granted to consultants, who provide services during the initial public offering process of China Diary in Australia.(See Note 1)

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

PART II - OTHER INFORMATION

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: February 25, 2016	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: February 25, 2015	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

