Form 10-Q
period 2016-03-31
China Modern Agricultural Information, Inc.
filed 2016-05-23
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at May 23, 2016.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 (UNAUDITED) and june 30, 2015 (IN U.S. $)

ASSETS	March 31, 2016	June 30, 2015
	(Unaudited)
Current assets
Cash	$35,245,096	$54,145,781
Accounts receivable	23,340,687	7,490,501
Inventories	658,448	759,628
Prepaid expenses	693,490	898,905
Interest receivable	394,291	182,422
Notes receivable, current portion	2,321,399	2,739,302

Total current assets	62,653,411	66,216,539

Property, plant and equipment, net	31,482,721	6,950,302

Other assets
Notes receivable	5,574,030	7,092,206
Prepaid leases and construction	49,245,281	54,257,040
Biological assets, net	58,123,531	38,603,586

Total other assets	112,942,842	99,952,832

TOTAL ASSETS	$207,078,974	$173,119,673

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

MARCH 31, 2016 (UNAUDITED) AND JUNE 30, 2015 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	March 31, 2016	June 30, 2015
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$628,087	593,766
Stockholder loans	1,699,705	937,524

Total current liabilities	2,327,792	1,531,290

Deferred income taxes	42,109,604	41,806,633

Total liabilities	44,437,396	43,337,923

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	5,851,170
Retained earnings	37,585,390	117,035,653
Statutory reserve fund	420,406	792,174
Other comprehensive (loss) income	(1,783,785)	4,772,880

Sub-total	85,984,348	128,504,977

Noncontrolling interests	76,657,230	1,276,773

Total stockholders’ equity	162,641,578	129,781,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,078,974	$173,119,673

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 and 2015

(UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenues
Milk sales	$21,492,079	$10,824,182	$56,576,754	$36,532,288
Sales commission	4,844,348	5,353,361	15,051,808	12,535,223

Total revenues	26,336,427	16,177,543	71,628,562	49,067,511
Cost of goods sold	(15,821,031)	(4,239,953)	(39,112,813)	(14,824,153)

Gross profit	10,515,396	11,937,590	32,515,749	34,243,358

Operating expenses
Selling and marketing	557,155	341,773	1,517,054	757,953
General and administrative	1,070,527	167,664	39,987,718	425,937

Total operating expenses	1,627,682	509,437	41,504,772	1,183,890
Operating income (loss)	$8,887,714	$11,428,153	$(8,989,023)	$33,059,468

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 and 2015
(UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Other income (expense)
Interest income on notes receivable	$140,404	$165,475	$486,312	$428,103
Loss on sale of cows	-	-	(103,913)	(1,099,748)
Other non-operating income	24,389	62,653	123,266	177,440

Total other income (expenses)	164,793	228,128	505,665	(494,205)

Income (loss) before income taxes	9,052,507	11,656,281	(8,483,358)	32,565,263
Provision for income taxes	-	2,873,505	2,415,816	8,133,064

Net income before non-controlling interests	9,052,507	8,782,776	(10,899,174)	24,432,199
Non-controlling interests	(5,637,682)	(88,053)	(12,771,911)	(266,977)

Net income attributable to common stockholders	$3,414,825	$8,694,723	$(23,671,085)	$24,165,222

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 and 2015
(Unaudited) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Other comprehensive income:
Foreign currency translation adjustment	$1,029,227	$434,595	$(6,556,665)	$491,994

Total comprehensive income (loss)	4,444,052	9,129,318	(30,227,750)	24,657,216

Earnings (loss) per common share, basic and diluted	$0.06	$0.16	$(0.45)	$0.46

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2016
(UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Non-controlling Interests	Other Comprehensive Income	Total

Balance June 30, 2015	$53,100	$5,851,170	$117,035,653	$792,174	$1,276,773	$4,772,880	$129,781,750

Stock compensation	-	37,762,400	-	-	-	-	37,762,400
Net (loss) income	-	-	(23,671,085)	-	12,771,911	-	(10,899,174)
Reclassification for issuance of subsidiary stock for compensation	-	(482,720)	(47,542,449)	(316,870)	48,342,039	-	-
Increase and reclassification in equity attributable to the sale of subsidiary stock		6,578,387	(8,236,729)	(54,898)	14,266,507		12,553,267
Other comprehensive income	-	-	-	-	-	(6,556,665)	(6,556,665)

Balance, March 31, 2016 (unaudited)	$53,100	$49,709,237	$37,585,390	$420,406	$76,657,230	$(1,783,785)	$162,641,578

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED) (IN U.S. $)

	2016	2015

Cash flows from operating activities
Net (loss) income	$(10,899,174)	$24,432,199
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	3,334,363	1,708,469
Amortization for prepaid land lease	1,348,534	553,846
Deferred income taxes	2,415,816	8,133,064
Loss from disposal from biological assets	104,755	1,100,669
Stock compensation for shareholder and consultants	37,762,400	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(16,343,276)	(3,041,051)
Decrease in inventories	63,563	360,121
Decrease (increase) in prepayment	383,409	(991,189)
(Increase) in interest receivable	(211,869)	(144,893)
Increase in accrued expenses and other payables	6,036	48,315

Net cash provided by operating activities	17,964,557	32,159,550

Cash flows from investing activities
Collection of notes receivable	1,154,760	1,421,893
Proceeds from sales of biological assets	178,454	14,219
Purchase of property, plant and equipment	(23,454,798)	(926)
(Increase) in Biological assets	(13,176,885)	(7,511,059)
Purchase of Biological property	(10,700,655)	(4,550,000)
Prepayment on Construction in Process	(1,957,968)	-

Net cash (used in) investing activities	(47,957,092)	(10,625,873)

Cash flows from financing activities
Proceeds from sales of common stock by subsidiary	13,021,267	-
Proceeds from stockholder loans	114,155	304,437
Repayment of stockholder loans	-	(89,119)

Net cash provided by financing activities	13,135,422	215,318

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE three AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED) (IN U.S. $)

	2016	2015

Effect of exchange rate changes on cash	(2,043,572)	460,136

Net (decrease) increase in cash	(18,900,685)	22,209,131
Cash, beginning of year	54,145,781	58,032,554

Cash, end of year	$35,245,096	$80,241,685

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$220,921	$125,000

Construction in Process transferred from prepayment	$2,696,426	$-

Construction in Process not paid	$249,206	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

On July 16, 2015, the Company, transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly owned subsidiary, Hope Diary Holdings Ltd. (“Hope Diary,” a British Virgin Islands company). China Dairy was newly incorporated in January 2015 and did not have any significant assets or liabilities, or business operations, which was 100% owned by Company’s PRC corporate advisor, who formed China Diary on behalf of the Company. Further, the sole shareholder transferred 60% of the total outstanding shares of China Dairy to Hope Diary and 40% to various shareholders and consultants of the Company (as described below) for nominal consideration.

These transactions involves no consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction is a restriction to the Company’s interests in Value Development.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

On April 8, 2016, the Company’s 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of AUD $16,981,308 (USD $13,021,267). After the IPO, the Company’s ownership was diluted to 53.07%.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Hope Diary, China Diary (Hope Diary’s 53.07% owned subsidiary), Value Development, Value Development Group Limited, Jiasheng Consulting, and, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2015, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

The exchange rates used to translate amounts in RMB and Australian dollars (the “A$”) into US dollars for preparing the consolidated financial statements are as follows:

	March 31, 2016		June 30, 2015		March 31, 2015
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1550	0.7668	0.1632	0.7687	N/A	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1561	0.7225	N/A	N/A	0.1625	0.8560

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $1,029,227 and $434,595, respectively, $(6,556,665) and $491,994, respectively, for the three and nine months ended March 31, 2016 and 2015, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $35,025 and $45,282, respectively, for the three and nine months ended March 31, 2016 and 2015.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales, and usually receives the payment in the following month. The Company considers all accounts receivable at March 31, 2016 and June 30, 2015, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances, if any. There was no allowance for excessive or unusable inventories as of March 31, 2016 and June 30, 2015.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses as of March 31, 2016 and June 30 2015 mainly represent the prepayments of approximately $693,500 and $898,900, respectively for prepaid cow insurances expenses and for heating expenses.

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three and nine months ended March 31, 2016 and 2015.

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. There was no loss from sale of the adult cows for the three months ended March 31, 2016 and 2015. For the nine month ended March 31, 2016 and 2015, a loss of $103,913 and $1,099,748, respectively, on the sale of the adult cows is included in non-operating expenses in the accompanying consolidated statements of income and other comprehensive income. (See Note 5)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and nine months ended March 31, 2016 and 2015.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and June 30, 2015, undistributed earnings allocated to Zhongxian Information were approximately $189,461,000 and $160,600,000, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of March 31, 2016 and June 30, 2015, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended March 31, 2016 and 2015.

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended March 31, 2016 and 2015.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of March 31, 2016 and June 30, 2015, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

3.	Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

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

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31, 2016	June 30, 2015
	(Unaudited)

Machinery and equipment	$3,363,142	$222,147
Automobiles	2,321,800	2,071,656
Building and building improvements	28,395,108	6,246,502

	34,080,050	8,540,306
Less: accumulated depreciation	(2,839,908)	(1,590,004)
Contruction in process	242,579	-

Property, plant and equipment, net	$31,482,721	$6,950,302

The increase was the office buildings, cow houses, and forage storage built and refurbished on the new land, which are completed and in service before March 31, 2016. Construction in Progress (the “CIP”) contains amount paid and accrued on completed new construction but has not been placed into service as of March 31, 2016. No depreciation on those CIP as of March 31, 2016. In addition, a significant amount of production facilities and automobiles were purchased. Depreciation expense charged to operations for the three and nine months ended March 31, 2016 and 2015 were $1,063,534 and $1,339,239, respectively.

On February 2016, the Company signed an agreement with Harbin Donghui Architechture Co., Ltd to improve and repair its electromechanical plant, improve and reconstruct its milking plant and improve and reconstruct its boiler room and silage store room. The total agreement amount is RMB 7,770,000. Per the agreement, the company is required to pay 50% within 30 days after the agreement was signed and 50% within 30 days after the construction is completed. On February 8, 2016, the company paid RMB 3,885,000 (US $ 606,449). As of March 31 2016, the construction was approximately 20% completed. The Company committed to pay RMB 3,885,000 after the construction is completed.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

5.	Biological assets

Biological assets consist of the following:

	March 31, 2016	June 30, 2015
	(Unaudited)

Immature biological assets	$30,974,100	$24,555,303
Mature biological assets	32,389,812	18,271,485

	63,363,912	42,826,788
Less: accumulated depreciation	(5,240,381)	(4,223,202)

Biological assets, net	$58,123,531	$38,603,586

In July 2015, Xinhua Cattle and Yulong purchase 2,000 and 2,300 adult cow, respectively at a price RMB 8,500 (US $1,354) per cow from an outside party. In February 2016, Xinhua Cattle purchased 2,000 adult cows at a price RMB 16,000 (US $2,498) per cow from an outside party.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

5.	Biological assets (continued)

In February 2016, Xinhua Cattle signed agreements with Heilongjiang Fuyu Ranch to purchase 1600 adult cows for RMB 32,000,000 (US $ 4,960,000).

Depreciation expense for the three and nine months ended March 31, 2016 and 2015 was $982,220 and $400,043, respectively, and $1,995,124 and $1,496,784, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

6.	Notes Receivable (continued)

During the three and nine months ended March 31, 2016 and 2015, the Company received principal and interest payments of $464,590 and $491,363, respectively, and $1,683,445 and $1,701,459, respectively. Commission income for the three and nine months ended March 31, 2016 and 2015, was $4,844,348 and $5,353,361, respectively, $105,051,808 and $12,535,223, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of March 31, 2016 and June 30, 2015. The related commission receivable of $4,798,235 and $3,408,759 at March 31, 2016 and June 30, 2015, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at March 31, 2016 and June 30, 2015 consists of the following:

	March 31, 2016	June 30, 2015
	(Unaudited)

Notes receivable	$7,916,855	$9,873,474
Less: discount for interest	(21,426)	(41,966)

	7,895,429	9,831,508
Less: current portion	(2,321,399)	(2,739,302)

Non-current portion	$5,574,030	$7,092,206

Future maturities of notes receivable as of March 31, 2016 are as follows:

Year Ending March 31,

2016	$2,321,000
2017	1,771,000
2018	1,462,000
2019	779,000
2020	543,000
Thereafter	1,021,000

$7,897,000

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

6.	Notes Receivable (continued)

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

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,474,144 and $5,854,800 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2016 and June 30, 2015, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $2,557,830 and $3,060,000 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2016 and June 30, 2015, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $11,206,272 and $11,986,191 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2016 and June 30, 2015, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

7.	LeaseS (CONTINUED)

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $16,814,820 and $18,158,595 is included in prepaid lease in the consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively.

Rent expense charged to operations for the three and nine months ended March 31, 2016 and 2015 was $439,977 and $214,939, respectively, and $1,348,534 and $644,816, respectively.

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers which expired in 2015. The Agreements were later renewed to June 30, 2016. For the three and nine months ended March 31, 2016 and 2015, compensation under these agreements was $19,262 and $8,531, respectively, $58,502 and $25,594, respectively.

At March 31, 2016, the future commitment under these agreements is approximately $23,000.

9.	Related party transactions

In March 2015, Zhongxian informration and the Executive Chairman of the Company entered into a loan agreement pursuant to which Executive Chairman provides a loan facility to Zhongxian informration, which are non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). Any borrowings in excess of this amount may be negotiated between the parties. The loans outstanding were $1,699,705 and $937,524 as of March 31, 2016 and June 30, 2015, respectively.

In July 2015, 40% of China Dairy is granted to shareholder and consultants of the Company, who provide service in the Australian IPO process. (See Note 1)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

10.	Income taxes

The provision for income taxes consisted of the following for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$-	$-	$-
Deferred	-	2,873,505	2,415,816	8,133,064

	$-	$2,873,505	$2,415,816	$8,133,064

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended March 31:

	2016	2015
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	0.32%	0.58%
Other	(53.80%)	0.61%

Effective income tax rate	(28.48%)	24.97%

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

10.	Income taxes (continued)

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

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2016	June 30, 2015
	(Unaudited)

Net operating loss carryforwards	$463,068	$458,947
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(40,679,205)	(40,376,234)

	(41,646,536)	(41,347,686)
Less valuation allowance	(463,068)	(458,947)

Net deferred tax (liabilities)	$(42,109,604)	$(41,806,633)

At March 31, 2016 and June 30 2015, Zhongxian Information had unused operating loss carry-forwards of approximately $1,852,000 and $1,836,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $463,000 and $460,000 against the deferred tax asset related to the net operating loss carry forward at March 31, 2016 and June 30, 2015, due to the uncertainty of realizing the benefit.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

10.	Income taxes (continued)

The Company’s tax filings are subject to examination by the tax authorities. The tax years from 2009 to 2015 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for tax years 2012, 2014 and 2015. The year ended June 30, 2013 was examined by the Internal Revenue Service and resulted in no adjustment.

11.	CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

In November 2015, the Company entered milk sale agreement with another four customers and terminate the contracts with the original five customers. Three customers accounted for approximately 97% and five customers accounted 100% of milk sales for the three months ended March 31, 2016 and 2015, respectively. Four customers accounted for approximately 70% and five customers accounted approximately 100% of milk sales for the nine months ended March 31, 2016 and 2015, respectively. Three customers and four customers also accounted for approximately 67% and 48% of accounts receivable at March 31, 2016 and June 30, 2015, respectively.

Seventy six farmers and thirty nine famers accounted for the notes receivable at March 31, 2016 and June 30, 2015, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of March 31, 2016 and June 30, 2015, statements of income for the three and nine months ended March 31, 2016 and 2015, and statements of cash flows for the nine months ended March 31, 2016 and 2015:

Condensed Balance Sheets

ASSETS	March 31, 2016	June 30, 2015
	(Unaudited)

Investment in subsidiaries	$88,863,917	$129,259,501

TOTAL ASSETS	$88,863,917	$129,259,501
LIABILITIES AND stockholders’ EQUITY

Stockholder loans	$1,095,784	$937,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	5,851,170
Retained earnings	38,005,796	117,827,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,863,917	$129,259,501

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Income (Unaudited)

	For three months ended March 31,		For nine months ended March 31,
	2016	2015	2016	2015

Revenues
Share of earnings from investment in subsidiaries and VIE	$3,446,825	$8,627,723	$(23,567,085)	$24,044,222

Operating expenses
General and administrative	32,000	67,000	104,000	121,000

Net income (loss)	$3,414,825	$8,560,723	$(23,671,085)	$23,923,222

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
(UNAUDITED) (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(23,671,085)	$23,923,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Increase in accrue expense	104,000	121,000
Share of earnings from investment in subsidiaries and VIE	(23,567,085)	24,044,222

Net cash provided by (used in) operating Activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

There were no cash transactions in the US parent company during the three and nine months ended March 31, 2016 and 2015.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and amounted to $ 87,768,134 and $ 123,723,097 as of March 31, 2016 and June 30, 2015, respectively.

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

FOR THE THREE AND NINE MONTHS ended MARCH 31, 2016 AND 2015
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

The Company signed a contract with Heilongjiang Fuyu Ranch to purchase 2000 cows for RMB 32,000,000 (US $ 4,951,266) on April 11, 2016. The Company has paid the full amount on April 26, 2016.

The Company signed an agreement with Zhengzhou Agricultural Machinery Co., Ltd to purchase milking equipment for RMB 4,000,000 (US $ 616,972) on April 6, 2016. Per the agreement, the Company committed to pay the full amount within 20 days after the agreement was signed. The Company paid the full amount on April 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended March 31, 2016 and 2015. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 414 tons per day. We also have 76 exclusive individual partners with an aggregate fresh milk production capacity of approximately 405 tons per day. We have four major customers, one of which is the leading dairy company in China. During the quarter ended December 31, 2015, the Company terminated the contracts with certain customers and entered into contracts with four new customers.

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

Our current structure is set forth below:

On April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of AUD $16,981,308 (USD $13,021,267). After the IPO, our ownership was diluted to 53.07%.

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following present factors:

●	Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand of fresh milk will increase rapidly.

●	Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by the variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of cows by 3,800 and improved our production capacity by approximately 90 tons per day when acquired.

●	Raw Material Supplies and Prices. The per unit cost of fresh milk is affected by price volatility of our raw materials and feeding expenses in the China markets. In response to the increased cost, we leased 16,666,750 square meters of grassland in October 2011, 427,572 square meters grassland in February 2013, and 283,335 square meters of grassland in May 2015. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

●	Change of operation method. We disposed a large number of adult cows to local farmers, introduced distribution channel to them and receive up to 30% of the farmers’ milk sales as a commission. It makes our performance is stably increased and we have enough production resources to feed more cows by ourselves.

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

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $52, $66, $75 and $116, respectively, which paid for calve, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses were increased to $59, $77, $87 and $137, respectively, paid for each type of cows. Since September 2015, such expenses were increased to $69, $87, $101 and $159, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs were increased to $78, $97, $117 and $265 for each calve, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth certain information regarding our results of operations for the three months ended March 31, 2016 and 2015.

	For the Three Months ended March 31,
			Change
	2016	2015	Amount	%
Revenue	$26,336,427	$16,177,543	$10,158,884	63%
Cost of goods sold	15,821,031	4,239,953	11,581,078	273%
Gross profit	10,515,396	11,937,590	(1,422,194)	(12%)
Operating expenses	1,627,682	509,437	1,118,245	220%
Operating income/(loss)	8,887,714	11,428,153	(2,540,439)	(22%)
Other income and (expenses)	164,793	228,128	(63,335)	(28%)
Income before income taxes	9,052,507	11,656,281	(2,603,774)	(22%)
Provision for income taxes	-	2,873,505	(2,873,505)	(100%)
Net income before non-controlling interests	9,052,507	8,782,776	269,731	3%
Non-controlling interests	5,637,682	88,053	5,549,629	6,303%
Net income attributable to controlling interests	$3,414,825	$8,694,723	$(5,279,898)	(61%)

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $26,336,427 for the three months ended March 31, 2016, an increase of $10,158,884 or 63%, compared to $16,177,543 for the three months ended March 31, 2015. There are two main reasons caused such increase: 1). Total average milk cows were increased from 8,934 to 17,463 2). The milk sales price was increased from $0.55 per kg to $0.59 per kg for approximate 81% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the Three Months ended March 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$21,492,079	$10,824,182	$10,667,897	99%
Sales commissions	4,844,348	5,353,361	(509,013)	(10%)
Total revenue	$26,336,427	$16,177,543	$10,158,884	63%

For the three months ended March 31, 2016, our revenue generated from natural milk sales was $21,492,079 which represented an increase of $10,667,897 or 99% compared to $10,824,182 for the three months ended March 31, 2015. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of 2015.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the Three Months ended March 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$21,492,079	$10,824,182	$10,667,897	99%
Average number of milk cows	17,463	8,934	8,529	95%
Revenue from per milk cow	$1,231	$1,212	$19	2%

The revenue per milk cow increased to $1,231 for the three months ended March 31, 2016 from $1,212 for the three months ended March 31, 2015, an increase of $19 or 2% which is a stable increase because the milk selling price was increased from $0.55 per kg to $0.59 per kg. Such increase is reasonable.

The sales commissions from local farmers decreased by $509,103 or 10% to $4,844,348 for the three months ended March 31, 2016 from $5,353,361 for the three months ended March 31, 2015. There are two main reasons caused such decrease: 1). The average age of the adult cows disposal to local farmers in the three months ended March 31, 2016 is older than the same period in 2015 which means the daily production was decreased; 2). The adult cows disposed to 7 local farmers were fully depreciated and these local farmers stopped to provide milk in the three months ended March 31, 2016.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead were allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers were increased from $116 per cow since March 2015 to $265 per cow in November 2015. In December 2015, Xinhua entered into agreements with 179 local farmers to pay them additional feeding cost of RMB 600 (US$94) for each young cow and adult cow, which were transferred to the farmers for raise at the beginning of October 2015, for improving the feeding environment. The company paid 50% of the total amount RMB 6,795,000 (US$1,072,000) in December 2015 and the remaining 50% was paid in January 2016. 82% of the additional cost for mature cows was included as cost of goods sold. As a result, we have seen a decrease in our margins compared with the same period in 2015.

	For the Three Months ended March 31,
			Change
	2016	2015	Amount	%
Cost of goods sold	$15,821,031	$4,239,953	$11,581,078	273%
Average number of milk cows	17,463	8,934	8,529	95%
Cost per milk cow	$906	$475	$431	91%

The cost per milk cow increased to $906 for the three months ended March 31, 2016 which represented an increase of $431 or 91% compared to $475 for the three months ended March 31, 2016. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 39.9% for the three months ended March 31, 2016 which decreased by 33.9% from the three months ended March 31, 2015. The main reason for such a decrease was mainly due to the increase in feeding and food cost and directly production overhead.

Operating expenses

Our operating expenses increased to $1,627,682 for the three months ended March 31, 2016 from $509,437 for the three months ended March 31, 2015, an increase of $1,118,245 or 220%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $271,283 and $ 324,708 in business taxes for the three months ended March 31, 2016 and 2015, respectively. We classified these business taxes as selling expenses. In addition, because our two new farms in Harbin were started to be used for the nine months ended March 31, 2016, the expenses, such as human costs, depreciation, lease and water & electricity, incurred for our sales and admin departments for these two farms were recorded as our operating expenses. That’s another reason caused the increase in our operating expenses for the three months ended March 31, 2016 by comparing with the same period in 2015.

Operating income (loss)

As a result of the foregoing, we had operating income of $8,887,714 for the three months ended March 31, 2016, representing a decrease of $2,540,439, as compared to operating income of $11,428,153 for the three months ended March 31, 2015.

Non-operating income (expenses)

For the three months ended March 31, 2016, non-operating income consists primarily of interest income of $140,404 earned on the outstanding notes receivable from the farmers and other non-operating income of $24,389 which mainly consists of bank interest earned. For the three months ended March 31, 2015, non-operating income consists primarily of interest income of $165,475 earned on the outstanding notes receivable from the farmers and other non-operating income of $62,653 which mainly consists of bank interest earned.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $0 and $2,873,505 for the three months ended March 31, 2016 and 2015, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income (loss) before non-controlling interests was $9,052,507 and $8,782,776 for the three months ended March 31, 2016 and 2015, respectively, which represented an increase in $269,731 or 3%. Originally we own 99% of Xinhua Cattle’s shares and our non-controlling interest is only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by us through our wholly owned subsidiary, Hope Diary. The effect of this transaction was to reduce the interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders was increased from 1% to 46.93%. $5,637,682 and $88,053 was attributed to non-controlling interest for the three months ended March 31, 2016 and 2015, respectively. Our net income (loss) attributable to the common stockholders of the Company was $3,414,825 representing $0.07 per share and $8,694,723 representing $0.16 per share for the three months ended March 31, 2016 and 2015, respectively.

Comparison of Nine Months Ended March 31, 2016 and 2015

The following table sets forth certain information regarding our results of operations for the nine months ended March 31, 2016 and 2015.

	For the Nine Months ended March 31,
			Change
	2016	2015	Amount	%
Revenue	$71,628,562	$49,067,511	$22,561,051	46%
Cost of goods sold	39,112,813	14,824,153	24,288,660	164%
Gross profit	32,515,749	34,243,358	(1,727,609)	(5%)
Operating expenses	41,504,772	1,183,890	40,320,882	3,406%
Operating income/(loss)	(8,989,023)	33,059,468	(42,048,491)	(127%)
Other income and (expenses)	505,665	(494,205)	999,870	(202%)
Income before income taxes	(8,483,358)	32,565,263	(41,048,621)	(126%)
Provision for income taxes	2,415,816	8,133,064	(5,717,248)	(70%)
Net income before noncontrolling interests	(10,899,174)	24,432,199	(35,331,373)	(145%)
Noncontrolling interests	12,771,911	266,977	12,504,934	4,684%
Net income attributable to controlling interests	$(23,671,085)	$24,165,222	$(47,836,307)	(198%)

Revenues

The revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by famers to whom we sold cows. We had total revenues of $71,628,562 for the nine months ended March 31, 2016, an increase of $22,561,051 or 46%, compared to $49,067,511 for the nine months ended March 31, 2015. There are three main reasons caused such increase: 1). approximately $6,900,000 commission revenue generated from the total 6,709 milk cows disposed by Yulong in November and December 2014 for the nine months ended March 31, 2016; 2). Total average milk cows were increased from 9,895 to 15,444; 3). The milk sales price was increased from $0.55 per kg to $0.59 per kg for approximate 79% of total milk sales in since November 2015.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the Nine Months ended March 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$56,576,754	$36,532,288	$20,044,466	55%
Sales commissions	15,051,808	12,535,223	2,516,585	20%
Total revenue	$71,628,562	$49,067,511	$22,561,051	46%

For the nine months ended March 31, 2016, our revenue generated from natural milk sales was $56,576,754 which represented an increase of $20,044,466 or 55% compared to $36,532,288 for the nine months ended March 31, 2015. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the Nine Months ended March 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$56,576,754	$36,532,288	$20,044,466	55%
Average number of milk cows	15,444	9,895	5,549	56%
Revenue from per milk cow	$3,663	$3,692	$(29)	(1%)

The revenue per milk cow decreased to $3,663 for the nine months ended March 31, 2016 from $3,692 for the nine months ended March 31, 2015, a decrease of $29 or 1%. We terminated the feeding agreements with the original 200 local farmers in Qiqihaer on September 25, 2015 and signed with 179 new farmers near to Harbin on September 29, 2015. The adult cows were transferred in the end of September 2015 and it slightly affected the daily production because of the travelling and new living conditions. That’s the reason caused the decrease in revenue per milk cow although the milk sale price was increased to $0.59 per kg for 79% of total milk sales since November 2015. In addition, the cold weather caused the decrease in production as well.

The sales commissions from local farmers increased by $2,516,585 or 20% to $15,051,808 for the nine months ended March 31, 2016 from $12,535,223 for the nine months ended March 31, 2015. The average quantity of milk cows we now earn commission revenue increased by 14% or 2,065, to 16,859 for the nine months ended March 31, 2016 from 14,794 for the nine months ended March 31, 2015 due to an addition from the sale of 3,714 and 2,995 milk cows by Yulong in November and December 2014, respectively, and a deduction of 1,474 cows which had been fully depreciated from 7 farmers. The farmers started to pay the commission to Yulong since April 2015. In addition, the daily production of the cows sold by Yulong is also higher than the cows sold by Xinhua due to their younger age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead were allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers were increased from $116 per cow since March 2015 to $265 per cow in November 2015. .. In December 2015, Xinhua entered into agreements with 179 local farmers to pay them additional feeding cost of RMB 600 (US$94) for each young cow and adult cow, which were transferred to the farmers for raise at the beginning of October 2015, for improving the feeding environment. The company paid 50% of the total amount RMB 6,795,000 (US$1,072,000) in December 2015 and the remaining 50% was paid in January 2016. 82% of the additional cost for mature cows was included as cost of goods sold. As a result, we have seen a decrease in our margins compared with the same period in 2015.

	For the Nine Months ended March 31,
			Change
	2016	2015	Amount	%
Cost of goods sold	$39,112,813	$14,824,153	$24,288,660	164%
Average number of milk cows	15,444	9,895	5,549	56%
Cost per milk cow	$2,533	$1,498	$1,035	69%

The cost per milk cow increased to $2,533 for the nine months ended March 31, 2016 which represented an increase of $1,034 or 69% compared to $1,498 for the nine months ended March 31, 2015. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 45.4% for the nine months ended March 31, 2016 which decreased by 24.4% from the nine months ended March 31, 2015. The main reason for such a decrease was mainly due to the increase in feeding and food cost and directly production overhead.

Operating expenses

Our operating expenses sharply increased to $41,504,772 for the nine months ended March 31, 2016 from $1,183,890 for the nine months ended March 31, 2015, an increase of $40,320,882 or 3,406%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred $842,904 and $ 701,973 in business taxes for the nine months ended March 31, 2016 and 2015, respectively. We classified these business taxes as selling expenses. As we discussed above, we are planning to be listing on ASX main board and so we were restructured since July 2015 and lose the interest of our operating company by 40%. We treated the reduce of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 it was recorded under our G&A expenses. This is the main reason that caused such sharp increase in our operating expenses. In addition, because our two new farms in Harbin were started to be used for the nine months ended March 31, 2016, the expenses, such as human costs, depreciation, lease and water & electricity, incurred for our sales and admin departments for these two farms were recorded as our operating expenses. That’s another reason caused the increase in our operating expenses for the nine months ended March 31, 2016 by comparing with the same period in 2015.

Operating income (loss)

As a result of the foregoing, we had operating loss of $8,989,023 for the nine months ended March 31, 2016, representing a decrease of $42,048,491, as compared to operating income of $33,059,468 for the nine months ended March 31, 2015.

Non-operating income (expenses)

For the nine months ended March 31, 2016, non-operating income consists primarily of interest income of $486,312 earned on the outstanding notes receivable from the farmers and other non-operating income of $123,266 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $103,913. For the nine months ended March 31, 2015, non-operating income consists primarily of interest income of $428,103 earned on the outstanding notes receivable from the farmers and other non-operating income of $177,440 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $1,099,748.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $2,415,816 and $8,133,064 for the nine months ended March 31, 2016 and 2015, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income (loss) before noncontrolling interests was $(10,899,174) and $24,432,199 for the nine months ended March 31, 2016 and 2015, respectively, which represented a decrease in $35,331,373 or 145%. Originally we own 99% of Xinhua Cattle’s shares and our non-controlling interest is only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by us through our wholly owned subsidiary, Hope Diary. The effect of this transaction was to reduce the interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders was increased from 1% to 46.93%. $12,771,911 and $266,977 was attributed to non-controlling interest for the nine months ended March 31, 2016 and 2015, respectively. Our net income (loss) attributable to the common stockholders of the Company was $(23,671,085) representing $(0.45) per share and $24,165,222 representing $0.46 per share for the nine months ended March 31, 2016 and 2015, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.    Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss).    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended March 31, 2016 and 2015, foreign currency translation adjustments of $1,029,227 and $434,595, respectively, and $(6,556,665) and $491,994, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of March 31, 2016 and June 30, 2015, we had no bank debt but amounts owed to shareholders of $1,699,705 and $937,524, respectively. The amounts due to our stockholders was principally for the professional fees incurred for being a reporting company in the United States and also will be in the Australian stock exchange from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $35,245,096 and $54,145,781 in cash at March 31, 2016 and June 30, 2015 as well as working capital of $60,325,619 and $64,685,249, respectively.

Operating activities

During the nine months ended March 31, 2016, our operating activities provided $17,964,557 in net cash, compared to $32,159,550 during the nine months ended March 31, 2015. The net cash provided in the nine months ended March 31, 2015 was significantly higher than our net income (loss) primarily due to the increase in deferred income tax liabilities of $2,415,816, depreciation and amortization of $3,334,363 and the stock compensation for shareholders and consultants of $37,762,400. However, the increase in accounts receivable of $16,343,276 caused the decrease in cash. The net cash provided in the nine months ended March 31, 2015 was much more than the net income primarily due to the increase in the deferred income tax liabilities of $8,133,064.

Investing activities

During the nine months ended March 31, 2016, our investing activities provided a cash outflow of $47,957,092 compared with a cash outflow of $10,625,873 for the nine months ended March 31, 2015. The food costs and feeding expenses for biological properties used cash of $13,176,885 and $7,511,059 for the nine months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016 and 2015, we spent $10,700,655 and $4,550,000, respectively, for purchasing milk cows. Conversely, we received cash of $1,154,760 and $1,421,893 during the nine months ended March 31, 2016 and 2015, respectively, from collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the nine months ended March 31, 2016 and 2015, we also received $178,454 and $14,219 in cash from our disposal of biological properties, respectively. For the nine months ended March 31, 2016 and 2015, we spent $23,454,798 and $926, respectively, for addition of PP&E for daily operations. The material increase during the nine months ended March 31, 2015 was the production facilities, office buildings, cow houses, and forage storage built and refurbished on the new land, which mostly were completed and in service before March 31, 2016. For the nine months ended March 31, 2016, we also made a prepayment on construction of $1,957,968.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders. For the nine months ended March 31, 2016, we received $114,155 and $304,437 from shareholders, respectively. For the nine months ended March 31, 2016 and 2015, we repaid of $0 and $89,119 to our shareholders, respectively. For the nine months ended March 31, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of $13,021,267.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of March 31, 2016 and June 30, 2015 and for the three and nine months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: May 23, 2016	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: May 23, 2016	By:	/s/ Liu Yanyan
Liu Yanyan
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

