Form 10-K
period 2016-06-30
China Modern Agricultural Information, Inc.
filed 2016-09-29
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,867,225.84.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 53,100,000 shares of common stock, par value $0.001 per share, issued and outstanding as of September 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

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

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 386 tons per day. We also have 63 exclusive individual partners on June 30, 2016 with an aggregate fresh milk production capacity of approximately 324 tons per day. We have four major customers, one of which is the leading dairy company in China. During the quarter ended December 31, 2015, we terminated the contracts with certain customers and entered into contracts with three new customers.

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

Zhongxian Information was incorporated in China in January 2005 with registered capital of RMB 10,000,000 or $1,206,800 US Dollars.  In February 2006, it acquired 99% of the registered capital of Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company (“Xinhua Cattle”), which was incorporated in China in December 2005 with registered capital of RMB 3,000,000 or $371,580 US Dollars. Xinhua Cattle is located in Qiqihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breeding and fresh milk production and distribution.

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

On July 16, 2015, we transferred 100% of the issued and outstanding shares of Value Development to China Dairy Corporation Ltd., a Hong Kong company (“China Dairy”), which is 60% owned indirectly by the Company through the Company’s wholly- owned subsidiary, Hope Diary Holdings Ltd., a British Virgin Islands company (“Hope Diary”). These transactions involve no consideration received or paid as Value Development and China Dairy are under common control with us and this transaction is a restriction to our interests in Value Development.

China Dairy was newly incorporated in January 2015 and did not have any significant assets or liabilities, or business operations, which is 100% owned by Company’s PRC corporate advisor. Further, the sole shareholder transferred the 10,000 shares of China Dairy to Value Development 60% and various shareholder and consultants of the Company 40% at HK$1.00 per share.

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Dairy to the following entities at HK$1.00 per share, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share.

Value Development is the sole shareholder of Value Development Group Limited, which is the sole shareholder of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting”), which is our subsidiary in China, with respect to which the operating company, Zhongxian Information, is a variable interest entity. The effect of this transaction was to reduce the interest of ours in its operating company by 40%. We use the China Dairy’s offering price for the Proposed Offering to approximate the fair value of the 40% stock granted to the shareholder and consultants.

On September 16, 2015 our 60%-owned subsidiary, Jiasheng Consulting, exercised its option to purchase all of the registered equity of our operating subsidiary, Zhongxian Information from its stockholders Zhengxin Liu and Youliang Wang, who are also the members of our Board of Directors, for RMB10,000 (approximately $1,634). Prior to the acquisition, Jiasheng Consulting controlled Zhongxian Information through a series of contractual agreements, which made Zhongxian Information a variable interest entity, the effect of which was to cause the balance sheet and operating results of Zhongxian Information to be consolidated with those of Jiasheng Consulting in our financial statements. As a result of the acquisition by Jiasheng Consulting of the registered ownership of Zhongxian Information, the balance sheet and operating results of Zhongxian Information hereafter continues to be consolidated with those of Jiasheng Consulting as its 100% owned subsidiary.

On April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of AUD $16,981,308 (USD $13,021,267). After the IPO, our ownership was diluted to 53.07%.

Our current structure is set forth below:

Our Business Model

We generate revenues from three sources: sale of fresh milk, processing and sales of organic fertilizer, and assisting local farmers with their fresh milk sale efforts.

Fresh Milk

We exclusively use Holstein cows for our milk production. Holstein cows are well-regarded for their abundant milk production and high-quality milk. Our cows currently have an average milking period of 305 days and produce milk that contains approximately 3.5% fat. Each adult cow produces approximate 8,700 kilograms annually.

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

Cow Feeders

Xinhua Cattle outsources over 90% of the cow feeding to local farmers pursuant to a series of entrusting feeding agreements with the local farmers. Pursuant to these agreements, we pay for the fostering fees and feed costs. In return, the local farmers provide us with the fresh milk produced by the cows.

Pursuant to these entrust feeding agreements, we entrust our cattle to local farmers to assist in a more efficient means to produce fresh milk, as well as manure, used in our production of organic fertilizer. In that regard, we pay a monthly fee to local farmers that correlate to the number of calves, cattle, and cows that are placed in their care. Pursuant to the agreements, local farmers are responsible for the feeding and raising of the cattle as well as the fresh milk production. Additionally, these local farmers ensure that each cow produces a minimum of 20 kilograms of milk daily.

Between July and August 2015, monthly feeding fee to the local farmers is $7.77 per baby cow, $10.88 per pre-adult cow, $15.54 per young cow and $31.08 per adult cow, respectively; food costs every month to the local farmers is $51 per baby cow, $65 per pre-adult cow, $71 per young cow, and $106 per adult cow, respectively. Since August 2015, the monthly feeding fee remains the same while between September and November the food costs increased to $61 per baby cow, $76 per pre-adult cow, $85 per young cow, and $127 per adult cow, respectively. From November 2015, the food costs increased further to $70 per baby cow, $85 per pre-adult cow, $101 per young cow, and $233 per adult cow, respectively.

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

Fresh Milk Customers

Mengniu Dairy Co. Ltd.

Mengniu Dairy Co. Ltd. (“Mengniu”) has been a purchaser of our raw milk products since 2006. Our current and previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.45 or $0.55/kilogram. However, the base price is based on the quality of our raw milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Mengniu has renewed the contractual commitment to continue to purchase raw milk products from us.

Mengniu accounted for 7.9% of all milk sales for the fiscal year ended June 30, 2016 and 22.8% of all milk sales for the fiscal year ended June 30, 2015.

Qiqihaer Heshan Dairy Co., Ltd.

Qiqihaer Heshan Dairy Co., Ltd. (“Heshan Dairy”) was a purchaser of our fresh milk products since 2011. Our previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). In October 2015, we terminated our contractual relationship with Heshan Dairy.

Heilongjiang Longxing Dairy Co., Ltd.

Heilongjiang Longxing Dairy Co., Ltd. (“Longxing Dairy”) was a purchaser of our fresh milk products from 2011 to October 2015. Our previous contractual arrangement provided for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). On October 21, 2015, we terminated our contractual relationship with Longxing Dairy.

Heilongjiang Nongken Delong Dairy Co., Ltd.

Heilongjiang Nongken Delong Dairy Co., Ltd. (“Nongken Delong Dairy”) was a purchaser of our fresh milk products from 2011 to October 2015. Our previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). On October 15, 2015, we terminated our contractual relationship with Nongken Delong Dairy.

SuihuaDongxing Dairy Co., Ltd.

SuihuaDongxing Dairy Co., Ltd. (“Dongxing Dairy”) was a purchaser of our fresh milk products from 2011 to October 2015. Our previous contractual arrangement provides for the purchase of our milk at the base price of RMB 3.50 or $0.56/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). On October 22, 2015, we terminated our contractual relationship with Dongxing Dairy.

Wandashan Harbin Dairy Co., Ltd.

Wandashan Harbin Dairy Co., Ltd. (“Wandashan Dairy”) has been a purchaser of our fresh milk products since October 26, 2015. Our current contractual arrangement provides for the purchase of our milk at the base price of RMB 3.80 or $0.57/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Our current contractual arrangement with Wandashan Dairy expires on October 25, 2017.

Wanjiabao Dairy Co., Ltd.

Wandashan Harbin Dairy Co., Ltd. (“Wanjiabao Dairy”) has been a purchaser of our fresh milk products since October 26, 2015. Our current contractual arrangement provides for the purchase of our milk at the base price of RMB 3.80 or $0.57/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Our current contractual arrangement with Wanjiabao Dairy expires on October 25, 2017.

Harbin Ruduobao Dairy Co., Ltd.

Harbin Ruduobao Dairy Co., Ltd. (“Ruduobao Dairy”) has been a purchaser of our fresh milk products since October 28, 2015. Our current contractual arrangement provides for the purchase of our milk at the base price of RMB 3.80 or $0.57/kilogram. However, the base price is based on the quality of our fresh milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). Our current contractual arrangement with Ruduobao Dairy expires on October 27, 2017.

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

The sale of organic fertilizer only makes up a very small amount of our total revenue. We generated USD $47,537 in revenue from our organic fertilizer sales in the fiscal year ended June 30, 2016 and USD 20,401 in revenue from our organic fertilizer sales in the fiscal year ended June 30, 2015. Jianfa Bio-Organic Fertilizer Plant was the sole customer for our organic fertilizer products from 2006 to June 2011. Since July 2011, we have been selling our organic fertilizer products to Heilongjiang Soyang Bio Energy Development Ltd.

Sales Commissions

In addition to selling fresh milk to Chinese manufacturing and distribution companies of dairy products, we started to sell our milk cows to local farmers in exchange for monthly payments from the local farmers on their monthly milk sales since June 2011. The monthly payments represent the monthly installments, including interest, for the purchase price of milk cows sold, or a mix of the purchase price and commissions for our assistance in arranging for their milk sales.

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

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $24,861) including insurance of RMB 100,000 (US $ 15,540). The cows had a net book value approximately $43,000 as of the disposal date, which includes cost basis approximate $560,000 and accumulated depreciation approximately $516,000. In May 2016, Xinhua Cattle sold 904 cows to an outside party at a total price of RMB 3,616,000(US $561,854). The cows had a net book value approximately $564,000 as of the disposal date, which includes cost basis approximate $1,147,000 and accumulated depreciation approximately $583,000. In June 2016, Xinhua Cattle also sold 500 female calves to an outside party at a total price of RMB 2,000,000 (US $310,760). The cost of these female calves was approximate $322,000.

In November 2015, Yulong Cattle Sold 347 cows to an outside party at a total price of RMB 1,144,800 (US $177,879) including insurance of RMB 104,100 (US $ 16,175). The cows had a net book value approximately $254,000 as of the disposal date, which includes cost basis approximate $588,000 and accumulated depreciation approximately $335,000. In May 2016, Yulong Cattle sold 331 cows to an outside party at a total price of RMB 1,390,200 (US $216,009). The cows had a net book value approximately $324,000 as of the disposal date, which includes cost basis approximate $709,000 and accumulated depreciation approximately $385,000.

By the end of June 30, 2015, we had 35,058 cows, among which, 25,821 cows continue to be fed by local farmers, 4,200 cows are maintained by Xinhua Cattle, and 5,037 cows are maintained by Yulong Cattle.

Between July and August 2015, monthly feeding fee to the local farmers is $7.77 per baby cow, $10.88 per pre-adult cow, $15.54 per young cow and $31.08 per adult cow, respectively; food costs every month to the local farmers is $51 per baby cow, $65 per pre-adult cow, $71 per young cow, and $106 per adult cow, respectively. Since August 2015, the monthly feeding fee remains the same while between September and November the food costs increased to $61 per baby cow, $76 per pre-adult cow, $85 per young cow, and $127 per adult cow, respectively. From November 2015, the food costs increased further to $70 per baby cow, $85 per pre-adult cow, $101 per young cow, and $233 per adult cow, respectively.

The increase in feeding costs was the main reason that we disposed of a large number of our cows. The bulk sales of milk cows provide us with a new revenue stream with relatively low direct costs as the local farmers assumed the milk production function.

Research and Development

We had no expenses on research and development activities during the fiscal years ended June 30, 2016 and 2015.

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

We plan to file for an extension with the Trademark Office of the above trademark prior to the expiration date.

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

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the MOFCOM and the National Development and Reform Commission or the NDRC in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/business are usually 100% open to foreign investment and ownership. With regard to those industries/business restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC Subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to the limitation on foreign investment and ownership.

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

PRC residents are required to complete amended registrations with the local SAFE branch upon (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity, such as changes in share capital, share transfers, and long-term equity or debt investments and these changes do not relate to return investment activities. PRC residents who have already organized or gained control of offshore entities that have made onshore investments in the PRC before SAFE Notice 75 was promulgated must register their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

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

On December 26, 2007, the State Council issued a Notice of Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since 1 January, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From 1 January, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

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

Regulations on Environmental Protection

According to the Prevention and Control of Water Pollution Law, as adopted by the Standing Committee of the 10th National People’s Congress on February 28, 2008 and effective on June 1, 2008, China adopted a licensing system for pollutant discharge. Companies directly or indirectly responsible for the discharge of industrial waste water or medical sewage to waters shall be required to obtain a pollutant discharge license. All companies are prohibited from discharging wastewater and sewage to waters without or in violation of the terms of the pollutant discharge license.

The Regulations on the Administration of Construction Projects Environmental Protection (“RACPEP”), as adopted by the State Council on November 18, 1998 and effective on November 29, 1998, governs construction projects and the impact such projects will have on the environment. Pursuant to the RACPEP, the governing body is responsible for supervising the implementation of a three-tiered system that includes (i) reviewing and approving a construction project, (ii) overseeing the construction project and (iii) to inspect the finished construction project and ensure that all harmful pollutants are disposed of correctly. Manufacturing companies are required to apply for inspection with environment protection authorities upon completion of a construction project.

Food Safety Law of the People’s Republic of China

The Food Safety Law of the People’s Republic of China (the “Food Safety Law”) as adopted at the 7th Session of the Standing Committee of the 11th National People’s Congress of the People’s Republic of China and effective on June 1, 2009, governs the food safety in food production and business operation activities. Pursuant to the Food Safety Law, food producers must establish an internal inspection and record system for raw materials and pre-delivery products, and food distributors must also establish internal systems to record and inspect food products procured from suppliers. In addition, any food additives that are not in the approved government catalog must not be used and no food products can be sold inspection-free.

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

Employees

We currently have approximately 172 employees of which Zhongxian Information has 8 employees, Xinhua Cattle has 78 employees and Yulong Cattle has 86 employees and all of our employees are full-time employees.

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

Rent expense charged to operations for the years ended June 30, 2016 and 2015 was $1,789,248 and $1,029,601, respectively.

Office Space

We have renewed our previous arrangements with an unrelated third party to use an office space at no cost from September 1, 2015, to August 31, 2020.

Item 3. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	High Bid* ($)	Low Bid* ($)
2015
Fourth quarter	$0.65	0.51
Third quarter	$0.54	0.33
Second quarter	$0.89	0.46
First quarter	$1.10	0.58
2016
Fourth quarter	$0.34	0.15
Third quarter	$0.34	0.16
Second quarter	$0.63	0.46
First quarter	$0.68	0.50

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of September 29, 2016, there are 787 holders of record of the Company’s common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:
2012 Stock Incentive Plan (1)	0	0	0

(1)	On April 16, 2012, the Company granted 3,000,000 shares of restricted stock under the Plan to its employees and the shares were issued on April 26, 2012. The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the fiscal year ended June 30, 2012. As of September 30, 2016, there are currently no shares available to be issued.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in "Item 8. Financial Statements and Supplementary Data."

This annual report on Form 10-K contains or may contain forward-looking statements (collectively the "Filings") and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by Company's management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 386 tons per day. We also have 63 exclusive individual partners on June 30, 2016 with an aggregate fresh milk production capacity of approximately 324 tons per day. We have four major customers, one of which is the leading dairy company in China. During the quarter ended December 31, 2015, we terminated the contracts with certain customers and entered into contracts with four new customers.

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

Zhongxian Information was incorporated in China in January 2005 with registered capital of RMB 10,000,000 or $1,206,800 US Dollars.  In February 2006, it acquired 99% of the registered capital of Heilongjiang Xinhua Cattle Industry Co., Ltd., a PRC company (“Xinhua Cattle”), which was incorporated in China in December 2005 with registered capital of RMB 3,000,000 or $371,580 US Dollars. Xinhua Cattle is located in Qiqihar, Heilongjiang Province, in northeast China and is a livestock company that engages in cow breeding and fresh milk production and distribution.

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

On July 16, 2015, we transferred 100% of the issued and outstanding shares of Value Development to China Dairy Corporation Ltd., a Hong Kong company (“China Dairy”), which is 60% owned indirectly by the Company through the Company’s wholly-owned subsidiary, Hope Diary Holdings Ltd., a British Virgin Islands company (“Hope Diary”). These transactions involve no consideration received or paid as Value Development and China Dairy are under common control with us and this transaction is a restriction to our interests in Value Development.

China Dairy was newly incorporated in January 2015 and did not have any significant assets or liabilities, or business operations, which is 100% owned by Company’s PRC corporate advisor. Further, the sole shareholder transferred the 10,000 shares of China Dairy to Value Development 60% and various shareholder and consultants of the Company 40% at HK$1.00 per share.

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Dairy to the following entities at HK$1.00 per share, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share.

Value Development is the sole shareholder of Value Development Group Limited, which is the sole shareholder of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting”), which is our subsidiary in China, with respect to which the operating company, Zhongxian Information, is a variable interest entity. The effect of this transaction was to reduce the interest of ours in its operating company by 40%. We use the China Dairy’s offering price for the Proposed Offering to approximate the fair value of the 40% stock granted to the shareholder and consultants.

On September 16, 2015 our 60%-owned subsidiary, Jiasheng Consulting, exercised its option to purchase all of the registered equity of our operating subsidiary, Zhongxian Information from its stockholders Zhengxin Liu and Youliang Wang, who are also the members of our Board of Directors, for RMB10,000 (approximately $1,634). Prior to the acquisition, Jiasheng Consulting controlled Zhongxian Information through a series of contractual agreements, which made Zhongxian Information a variable interest entity, the effect of which was to cause the balance sheet and operating results of Zhongxian Information to be consolidated with those of Jiasheng Consulting in our financial statements. As a result of the acquisition by Jiasheng Consulting of the registered ownership of Zhongxian Information, the balance sheet and operating results of Zhongxian Information hereafter continues to be consolidated with those of Jiasheng Consulting as its 100% owned subsidiary. On April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of AUD $16,981,308 (USD $13,021,267). After the IPO, our ownership was diluted to 53.07%.

Our current structure is set forth below:

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following present factors:

●	Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand for fresh milk will increase rapidly.
●	Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by the variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of cows by 3,800 and improved our production capacity by approximately 90 tons per day when acquired.
●	Raw Material Supplies and Prices. The per unit cost of fresh milk is affected by price volatility of our raw materials and feeding expenses in the China markets. In response to the increased cost, we leased 16,666,750 square meters of grassland in October 2011, 427,572 square meters grassland in February 2013, and 521,336 square meters of grassland in May 2015. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.
●	Change of operation method. We disposed a large number of adult cows to local farmers, introduced distribution channel to them and receive up to 30% of the farmers’ milk sales as a commission. It makes our performance is stably increased and we have enough production resources to feed more cows by ourselves. In addition, we signed with another 27 local farmers to feed 2,000 adult cows in May 2016 to increase our production resources.

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

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $24,861) including insurance of RMB 100,000 (US $ 15,540). The cows had a net book value approximately $43,000 as of the disposal date, which includes cost basis approximate $560,000 and accumulated depreciation approximately $516,000. In May 2016, Xinhua Cattle sold 904 cows to an outside party at a total price of RMB 3,616,000(US $561,854). The cows had a net book value approximately $564,000 as of the disposal date, which includes cost basis approximate $1,147,000 and accumulated depreciation approximately $583,000. In June 2016, Xinhua Cattle also sold 500 female calves to an outside party at a total price of RMB 2,000,000 (US $310,760). The cost of these female calves was approximate $322,000.

In November 2015, Yulong Cattle Sold 347 cows to an outside party at a total price of RMB 1,144,800 (US $177,879) including insurance of RMB 104,100 (US $ 16,175). The cows had a net book value approximately $254,000 as of the disposal date, which includes cost basis approximate $588,000 and accumulated depreciation approximately $335,000. In May 2016, Yulong Cattle sold 331 cows to an outside party at a total price of RMB 1,390,200 (US $216,009). The cows had a net book value approximately $324,000 as of the disposal date, which includes cost basis approximate $709,000 and accumulated depreciation approximately $385,000.

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $51, $65, $75 and $115, respectively, which paid for calve, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses were increased to $59, $76, $87 and $137, respectively, paid for each type of cows. Since September 2015, such expenses were increased to $68, $87, $101 and $158, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs were increased to $78, $96, $117 and $264 for each calve, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of years ended June 30, 2016 and 2015

The following table sets forth certain information regarding our results of operations for the years ended June 30, 2016 and 2015.

	For the Years ended June 30,
			Change
	2016	2015	Amount	%
Revenue	$101,091,303	$66,335,166	$34,756,137	52%
Cost of goods sold	57,626,223	20,229,296	37,396,927	185%
Gross profit	43,465,080	46,105,870	(2,640,790)	(6%)
Operating expenses	43,803,797	1,930,266	41,873,531	2,169%
Operating income/(loss)	(338,717)	44,175,604	(44,514,321)	(101%)
Other income and (expenses)	538,667	(259,539)	798,206	(308%)
Income before income taxes	199,950	43,916,065	(43,716,115)	(100%)
Provision for income taxes	2,403,996	10,968,816	(8,564,820)	(78%)
Net income before noncontrolling interests	(2,204,046)	32,947,249	(35,151,295)	(107%)
Noncontrolling interests	16,641,448	355,982	16,285,455	4,575%
Net income attributable to controlling interests	$(18,845,494)	$32,591,267	$(51,436,761)	(158%)

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $101,091,303 for the year ended June 30, 2016, an increase of $34,756,137 or 52%, compared to $66,335,166 for the year ended June 30, 2015. There are three main reasons caused such increase: 1). approximately $8,900,000 commission revenue generated from the total 6,709 milk cows disposed of by Yulong in November and December 2014 for the year ended June 30, 2016; 2). Total average milk cows were increased from 9,831 to 16,459; 3). The milk sales price was increased from $0.54 per kg to $0.59 per kg since November 2015 for approximate 72% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the Years Ended June 30,
			Change
	2016	2015	Amount	%
Sales of natural milk	$81,604,871	$48,441,505	$33,163,366	68%
Sales commissions	19,486,432	17,893,661	1,592,771	9%
Total revenue	$101,091,303	$66,335,166	$34,756,137	52%

For the year ended June 30, 2016, our revenue generated from natural milk sales was $81,604,871 which represented an increase of $33,163,366 or 68% compared to $48,441,505 for the year ended June 30, 2015. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the Years Ended June 30,
			Change
	2016	2015	Amount	%
Sales of natural milk	$81,604,871	$48,441,505	$33,163,366	68%
Average number of milk cows	16,459	9,831	6,628	67%
Revenue from per milk cow	$4,958	$4,927	$31	1%

The revenue per milk cow increased to $4,958 for the year ended June 30, 2016 from $4,927 for the year ended June 30, 2015, an increase of $31 or 1%. Although the selling price of fresh milk was increased from $0.54 per kg to $0.59 per kg since November 30, 2015 for approximate 72% of total milk sales, we terminated the feeding agreements with the original 200 local farmers in Qiqihaer on September 25, 2015 and signed with 179 new farmers near to Harbin on September 29, 2015. The adult cows were transferred at the end of September 2015 and it slightly affected the daily production because of the traveling and new living conditions. That’s the reason caused only 1% increase in revenue per milk cow. In addition, the cold weather and increase in average age of milk cow slightly caused the decrease in production as well. The sales commissions from local farmers increased by $1,592,771 or 9% to $19,486,432 for the year ended June 30, 2016 from $17,893,661 for the year ended June 30, 2015. The average quantity of milk cows we now earn commission revenue increased by 7% or 1,033, to 16,517 for the year ended June 30, 2016 from 15,484 for the year ended June 30, 2015 due to an addition from the sale of 3,714 and 2,995 milk cows by Yulong in November and December 2014, respectively, and a deduction of 3,216 cows which had been fully depreciated from 13 farmers. The farmers started to pay the commission to Yulong since April 2015. In addition, the daily production of the cows sold by Yulong is also higher than the cows sold by Xinhua due to their younger age.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers were increased from $115 per cow since March 2015 to $264 per cow in November 2015. In December 2015, Xinhua entered into agreements with 179 local farmers to pay them additional feeding cost of RMB 600 (US$93) for each young cow and adult cow, which were transferred to the farmers for raise at the beginning of October 2015, for improving the feeding environment. The company paid 50% of the total amount RMB 6,795,000 (approximate US$1,056,000) in December 2015 and the remaining 50% was paid in January 2016. Because all the young cows we paid for additional feeding cost were transferred to adult cows, all the additional feeding cost of approximate $1,056,000 was allocated to cost of goods sold. As a result, we have seen a decrease in our margins compared with the same period in 2015.

	For the Year Ended June 30,
			Change
	2016	2015	Amount	%
Cost of goods sold	$57,626,223	$20,229,296	$37,396,927	185%
Average number of milk cows	16,459	9,831	6,628	67%
Cost per milk cow	$3,501	$2,058	$1,443	70%

The cost per milk cow increased to $3,501 for the year ended June 30, 2016 which represented an increase of $1,443 or 70% compared to $2,058 for the year ended June 30, 2015. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 43.0% for the year ended June 30, 2016 which decreased by 26.5% from the year ended June 30, 2015. The main reason for such a decrease was mainly due to the increase in feeding and food cost and directly production overhead.

Operating expenses

Our operating expenses sharply increased to $43,803,797 for the year ended June 30, 2016 from $1,930,226 for the year ended June 30, 2015, an increase of $41,873,531 or 2,169%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred total of $950,302 and $ 1,002,045 in business taxes and VAT for the year ended June 30, 2016 and 2015, respectively. We classified these business taxes and VAT as selling expenses. As we discussed above, we had been listed on ASX main board and were restructured since July 2015 and lose the interest of our operating company by 40%. We treated the reduce of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 it was recorded under our G&A expenses. This is the main reason that caused such sharp increase in our operating expenses. In addition, because our two new farms in Harbin were started to be used for the year ended June 30, 2016, the expenses, such as human costs, depreciation, lease and water & electricity, incurred for our sales and admin departments for these two farms were recorded as our operating expenses. That’s another reason caused the increase in our operating expenses for the year ended June 30, 2016 by comparing with the same period in 2015.

Operating income (loss)

As a result of the foregoing, we had operating loss of $338,717 for the year ended June 30, 2016, representing a decrease of $44,514,321, as compared to operating income of $44,175,604 for the year ended June 30, 2015.

Non-operating income (expenses)

For the year ended June 30, 2016, non-operating income consists primarily of interest income of $588,822 earned on the outstanding notes receivable from the farmers and other non-operating income of $174,802 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of immature and mature biological assets of $224,957. For the year ended June 30, 2015, non-operating income consists primarily of interest income of $618,263 earned on the outstanding notes receivable from the farmers and other non-operating income of $226,543 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $1,104,345.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $2,403,996 and $10,968,816 for the years ended June 30, 2016 and 2015, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. Net income (loss) before noncontrolling interests was $(2,204,046) and $32,947,249 for the years ended June 30, 2016 and 2015, respectively, which represented a decrease in $35,151,295 or 107%. Originally we own 99% of Xinhua Cattle’s shares and our non-controlling interest is only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which is 60% owned indirectly by us through our wholly owned subsidiary, Hope Diary. The effect of this transaction was to reduce the interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders was increased from 1% to 46.93%. $16,641,448 and $355,982 was attributed to non-controlling interest for the years ended June 30, 2016 and 2015, respectively. Our net income (loss) attributable to the common stockholders of the Company was $(18,845,494) representing $(0.35) per share and $32,591,269 representing $0.61 per share for the years ended June 30, 2016 and 2015, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the fiscal years ended June 30, 2016 and 2015, foreign currency translation adjustments of $(11,711,703) and $560,995, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of June 30, 2016 and 2015, we had no bank debt but amounts owed to shareholders of $1,672,707 and $937,524, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States and also will be in the Australian stock exchange from our stockholders’ personal bank accounts because of the restriction of official bank transfers abroad by the Bank of China. At the same time, we had $30,780,198 and $54,145,781 in cash at June 30, 2016 and 2015 as well as working capital of $55,157,784 and $64,685,249, respectively.

Operating activities

During the year ended June 30, 2016, our operating activities provided $26,179,444 in net cash, compared to $12,491,180 during the year ended June 30, 2015. The net cash provided in the year ended June 30, 2016 was significantly higher than our net income (loss) primarily due to the increase in deferred income tax liabilities of $2,403,996, depreciation on fixed assets and biological properties of $4,828,085 and amortization on lease of $1,789,248 and the stock compensation for shareholders and consultants of $37,762,400. However, the increase in accounts receivable of $18,408,219 caused the decrease in cash. The net cash provided in the year ended June 30, 2015 was much less than the net income primarily due to the increase in the deferred income tax liabilities of $10,968,816 and prepayment for the lease of the two new farms of total $33,431,988.

Investing activities

During the year ended June 30, 2016, our investing activities provided a cash outflow of $58,678,207 compared with a cash outflow of $17,186,113 for the year ended June 30, 2015. The food costs and feeding expenses for biological properties used cash of $18,090,592 and $10,741,615 for the years ended June 30, 2016 and 2015, respectively. For the years ended June 30, 2016 and 2015, we spent $15,623,459 and $4,555,600, respectively, for purchasing milk cows. Conversely, we received cash of $2,090,254 and $1,875,642 during the years ended June 30, 2016 and 2015, respectively, from the collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the years ended June 30, 2016 and 2015, we also received $955,494 and $19,524 in cash from our disposal of biological properties, respectively. For the years ended June 30, 2016 and 2015, we spent $28,009,904 and $3,784,064, respectively, for the addition of PP&E for daily operations. The material additions during the year ended June 30, 2016 were the production facilities, office buildings, cow-houses, and forage storage built and refurbished on the new land, which mostly were completed and in service before June 30, 2016.

Financing activities

Our financing activities mainly included proceeds from shareholders and repayment to shareholders for the year ended June 30, 2015. For the years ended June 30, 2016 and 2015, we received $0 and $193,182 from shareholders, respectively. For the years ended June 30, 2016 and 2015, we repaid $0 and $99,316 to our shareholders, respectively. For the year ended June 30, 2016, our 53.07% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised a total net fund of $12,553,267.

We have historically financed our operations through cash generated from our fresh milk sales and commissions from milk sales from local farmers. Over the long term, it is our expectation to utilize our additional capital resources to expand our operating activities. At the present time, however, we are able to operate profitably without any significant additional investment. Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing, or if available, on favorable terms at this time. Accordingly, our near-term plan is to finance our operations with our current working capital and with the expected income from our ongoing operations.

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of June 30, 2016 and 2015 for the years ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MAY 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Modern Agricultural Information, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Modern Agricultural Information, Inc. and Subsidiaries (the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2016. China Modern Agricultural Information, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in two year period ended June 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Wei, Wei, & Co., LLP Flushing, New York September 29, 2016

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

june 30, 2016 AND 2015 (IN U.S. $)

ASSETS	June 30, 2016	June 30, 2015

Current assets
Cash	$30,780,198	$54,145,781
Accounts receivable	24,783,720	7,490,501
Inventories	1,122,843	759,628
Prepaid expenses	1,216,963	898,905
Interest receivable	474,803	182,422
Notes receivable, current portion	2,097,363	2,739,302

Total current assets	60,475,890	66,216,539

Property, plant and equipment, net	34,327,757	6,950,302

Other assets
Notes receivable	4,943,622	7,092,206
Prepaid leases	45,483,513	54,257,040
Biological assets, net	64,136,851	38,603,586

Total other assets	114,563,986	99,952,832

TOTAL ASSETS	$209,367,633	$173,119,673

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2016 AND 2015 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	June 30, 2016	June 30, 2015

Current liabilities
Accrued expenses and other payables	$528,430	593,766
Dividend payable	3,116,969	-
Stockholder loans	1,672,707	937,524

Total current liabilities	5,318,106	1,531,290

Deferred income taxes	40,876,903	41,806,633

Total liabilities	46,195,009	43,337,923

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	5,851,170
Retained earnings	39,401,937	117,035,653
Statutory reserve fund	420,406	792,174
Other comprehensive (loss) income	(6,938,823)	4,772,880

Sub-total	82,645,857	128,504,977

Noncontrolling interests	80,526,767	1,276,773

Total stockholders’ equity	163,172,624	129,781,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,367,633	$173,119,673

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED jUNE 30, 2016 and 2015 (IN U.S. $)

	2016	2015

Revenues
Milk sales	$81,604,871	$48,441,505
Sales commission	19,486,432	17,893,661

Total revenues	101,091,303	66,335,166
Cost of goods sold	(57,626,223)	(20,229,296)

Gross profit	43,465,080	46,105,870

Operating expenses
R&D expenses	306,616	-
Selling and marketing	1,889,864	1,146,798
General and administrative	41,607,317	783,468

Total operating expenses	43,803,797	1,930,266

Operating income (loss)	(338,717)	44,175,604

Other income and (expenses)
Interest income on notes receivable	588,822	618,263
Gain (loss) on disposal of properties	-	(1,104,345)
Non-operating expense	(224,957)
Other non-operating income	174,802	226,543

Total other income (expenses)	538,667	(259,539)

Income before provision for income taxes	199,950	43,916,065
Provision for income taxes	2,403,996	10,968,816

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE (LOSS) INCOME (CONTINUED)

FOR THE YEARS ENDED jUNE 30, 2016 and 2015 (IN U.S. $)

	2016	2015

Net (loss) income before noncontrolling interests	(2,204,046)	32,947,249
Noncontrolling interests	(16,641,448)	(355,982)

Net (loss) income attributable to common stockholders	(18,845,494)	32,591,267

Other comprehensive income
Foreign currency translation adjustment	(11,711,703)	560,995

Total comprehensive (loss) income	$(30,557,197)	$33,152,262

Earnings (losses) per common share, basic and diluted	$(0.35)	$0.61

Weighted-average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2016 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2014	$53,100	$5,851,170	$84,444,386	$792,174	$920,791	$4,211,885	$96,273,506

Net income	-	-	32,591,267	-	355,982	-	32,947,249
Other comprehensive income	-	-	-	-	-	560,995	560,995

Balance June 30, 2015	$53,100	$5,851,170	$117,035,653	$792,174	$1,276,773	$4,772,880	$129,781,750

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2016 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance June 30, 2015	$53,100	$5,851,170	$117,035,653	$792,174	$1,276,773	$4,772,880	$129,781,750

Stock compensation	-	37,762,400	-	-	-	-	37,762,400
Net (loss) income	-	-	(18,845,494)	-	16,641,448	-	(2,204,046)
Dividend declared	-	-	(3,009,044)	-	-	-	(3,009,044)
Reclassification for issuance of subsidiary stock for compensation	-	(482,720)	(47,542,449)	(316,870)	48,342,039	-	-
Increase and reclassification in equity attributable to the sale of subsidiary stock		6,578,387	(8,236,729)	(54,898)	14,266,507		12,553,267
Other comprehensive income	-	-	-	-	-	(11,711,703)	(11,711,703)

Balance June 30, 2016	$53,100	$49,709,237	$39,401,937	$420,406	$80,526,767	$(6,938,823)	$163,172,624

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015 (IN U.S. $)

	2016	2015

Cash flows from operating activities
Net (loss) income	$(2,204,046)	$32,947,249
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	4,828,085	2,300,574
Amortization for prepaid land lease	1,789,248	1,029,601
Deferred income taxes	2,403,996	10,968,816
Loss from disposal biological assets	215,997	1,102,921
Loss from disposal from property, plant and equipment	-	3,244
Stock compensation for shareholder and consultants	37,762,400	-
Change in operating assets and liabilities
(Increase) in accounts receivable	(18,408,219)	(2,148,610)
(Increase) in inventories	(436,162)	(84,086)
(Increase) in prepayment	(179,941)	(896,003)
(Increase) in payment for lease	-	(33,431,988)
(Increase) decrease in interest receivable	(316,576)	241,987
Increase in accrued expenses and other payables	724,662	457,475

Net cash provided by operating activities	26,179,444	12,491,180

Cash flows from investing activities
Collection of notes receivable	2,090,254	1,875,642
Proceeds from sales of biological assets	955,494	19,524
Purchase of property, plant and equipment	(28,009,904)	(3,784,064)
(Increase) in biological assets	(18,090,592)	(10,741,615)
Purchase of biological property	(15,623,459)	(4,555,600)

Net cash (used in) investing activities	(58,678,207)	(17,186,113)

Cash flows from financing activities
Proceeds from sales of common stock by subsidiary	12,553,267	-
Proceeds from stockholder loans	-	193,182
Repayment of stockholder loans	-	(99,316)

Net cash provided by financing activities	12,553,267	93,866

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE years ENDED JUNE 30, 2016 AND 2015 (IN U.S. $)

	2016	2015

Effect of exchange rate changes on cash	(3,420,087)	714,294

Net (decrease) in cash	(23,365,583)	(3,886,773)
Cash, beginning of year	54,145,781	58,032,554

Cash, end of year	$30,780,198	$54,145,781

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$789,998	$138,000

Construction in process transferred from prepayment	$2,683,232	$-

Construction in process not paid	$84,837	$-

Dividend declared not paid	$3,050,615	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

Our corporate structure pre-restructure is set forth below

On July 16, 2015, the Company, transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly-owned subsidiary, Hope Diary Holdings Ltd. (“Hope Diary,” a British Virgin Islands company). China Dairy was newly incorporated in January 2015 and did not have any significant assets or liabilities, or business operations, which was 100% owned by Company’s PRC corporate advisor, who formed China Dairy on behalf of the Company. Further, the sole shareholder transferred 60% of the total outstanding shares of China Dairy to Hope Diary and 40% to various shareholders and consultants of the Company (as described below) for nominal consideration.

These transactions involve no consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction is a restriction to the Company’s interests in Value Development.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Dairy to the following entities for nominal consideration, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share held by the following entities:

	Original Shares	After bonus shares issued

Hope Diary Holdings Ltd.	6,000	390,000,000
Beijing Ruihua Future Investment Management Co. Ltd.	300	19,500,000
Donghe Group Limited	400	26,000,000
Integral Capital Group Pty Ltd.	300	19,500,000
Dingxi (Shanghai ) Equity Investment Fund	2,000	130,000,000
Zhiyuan International Holding Co. Limited	1,000	65,000,000

Total	10,000	650,000,000

Value Development is the sole owner of Value Development Group Limited, which is the sole owner of Harbin Jiasheng Consulting Managerial Co. Ltd., which is the Company’s subsidiary in China, with respect to which the operating company, Heilongjiang Zhongxian Information Co. Ltd., is a variable interest entity. The effect of this transaction was to reduce the interest of the Company in its operating company by 40%. The Company uses the China Dairy’s offering price for IPO to approximate the fair value of the 40% stock granted to the shareholder and consultants. The Company recognized a stock compensation to the shareholder and consultants of approximately $32,098,000 and $5,664,000, respectively, during the three months ended September 30, 2015 in general and administrative expense.

On September 16, 2015 the Company’s 60%-owned subsidiary, Harbin Jiasheng Consulting Management Co., Ltd. ("Jiasheng Consulting"), exercised its option to purchase all of the registered equity of the Company’s operating subsidiary, Heilongjiang Zhongxian Information Co., Ltd. ("Zhongxian Information") from its stockholders Zhengxin Liu and Youliang Wang, who are also the members of the Company’s Board of Directors, for RMB10, 000 (approximately $1,554).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Hope Diary, China Dairy (Hope Diary’s 53.07% owned subsidiary), Value Development, Value Development Group Limited, Jiasheng Consulting, and, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong. All significant intercompany accounts and transactions have been eliminated in consolidation.

The audited consolidated financial statements of the Company as of June 30, 2016 and for the years ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

On September 16, 2015 the VIE structure was terminated when Jiasheng Consulting exercised its option to purchase all of the registered equity of Zhongxian Information. Jiasheng Consulting became the sole owner of Zhongxian Information.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations

All Company assets are located in the People’s Republic of China (“PRC”). The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (“OCI”).

The exchange rates used to translate amounts in RMB and Australian dollars (the “A$”) into US dollars for preparing the consolidated financial statements are as follows:

	June 30, 2016		June 30, 2015
	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1505	0.7441	0.1632	0.7687

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1554	0.7283	0.1627	0.8364

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $(11,711,703) and $560,995, respectively, for the years ended June 30, 2016 and 2015, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based on market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $62,929 and $814, respectively, for the years ended June 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts if required. Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales and usually receives the payment in the following month. The Company considers all accounts receivable at June 30, 2016 and 2015, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances if any. There was no allowance for excessive or unusable inventories as of June 30, 2016 and 2015.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses as of June 30, 2016 and 2015 mainly represent the prepayments of approximately $1,217,000 and $898,900, respectively for prepaid cow insurance expenses and for heating expenses.

Prepaid Land Leases

Prepaid land leases represent the prepayment for grassland rental (see Note 7).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditure that substantially increase the assets value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	3 to 10 years
Automobiles	4 to 10 years
Building and building improvements	10 to 20 years
Leasehold improvements	Lesser of the remaining term or useful life

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the years ended June 30, 2016 and 2015.

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the years ended June 30, 2016 and 2015, a loss of $373,108 and $1,104,345, respectively, on the sale of the adult cows is included in non-operating expenses in the accompanying consolidated statements of income and other comprehensive income. (See Note 5)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the years ended June 30, 2016 and 2015.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and 2015, undistributed earnings allocated to Zhongxian Information were approximately $192,800,000 and $160,600,000, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of June 30, 2016 and 2015, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2016 and 2015.

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

PRC

Xinhua Cattle and Yulong are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. In January 2015, Zhongxian Information obtained an income tax exemption notice from the tax authority to exempt the income tax on its investment income from its subsidiaries Xinhua Cattle and Yulong.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the years ended June 30, 2016 and 2015.

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of June 30, 2016 and 2015, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

3.	Recently Issued Accounting Standards

In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

3.	Recently Issued Accounting Standards (CONTINUED)

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30, 2016	June 30, 2015

Machinery and equipment	$3,866,619	$222,147
Automobiles	2,253,832	2,071,656
Building and building improvements	26,865,993	6,246,503

	32,986,444	8,540,306
Less: accumulated depreciation	(3,354,779)	(1,590,004)
Construction in process	4,696,092	-

Property, plant and equipment, net	$34,327,757	$6,950,302

The increase was the office buildings, cow-houses, and forage storage built and refurbished on the new land, which are completed and in service before June 30, 2016. Construction in Progress (the “CIP”) contains amount paid and accrued for completed new construction but has not been placed into service as of June 30, 2016. No depreciation on those CIP as of June 30, 2016. In addition, a significant amount of production facilities and automobiles were purchased. Depreciation expense charged to operations for the years ended June 30, 2016 and 2015 were $1,950,157 and $339,274, respectively.

On January 20, 2016, the Company signed an agreement with Harbin Donghui Architecture Co., Ltd to construct a new forage production plant. The total agreement amount is RMB 45,615,000 (US $ 6,864,237). Per the agreement, the company is required to pay according to progress completion for different parts at the plant. As of June 30, 2016, the company paid RMB 28,321,000 (US $ 4,261,801) and committed to pay RMB 17,294,000 (US $ 2,602,436) after the construction is completed.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

5.	Biological assets

Biological assets consist of the following:

	June 30, 2016	June 30, 2015

Immature biological assets	$32,518,050	$24,555,303
Mature biological assets	36,660,416	18,271,485

	69,178,466	42,826,788
Less: accumulated depreciation	(5,041,615)	(4,223,202)

Biological assets, net	$64,136,851	$38,603,586

In July 2015, Xinhua Cattle and Yulong purchased 2,000 and 2,300 adult cows, respectively at a price RMB 8,500 (US $1,321) per cow from an outside party. In February and April 2016, Xinhua Cattle purchased 2,000 adult cows, respectively, at a price RMB 16,000 (US $2,486) per cow from an outside party.

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $24,861) including insurance of RMB 100,000 (US $ 15,540). The cows had a net book value of approximately $43,000 as of the disposal date, which includes cost basis approximately $560,000 and accumulated depreciation of approximately $516,000. In May 2016, Xinhua Cattle sold 904 cows to an outside party at a total price of RMB 3,616,000(US $561,854). The cows had a net book value approximately $564,000 as of the disposal date, which includes cost basis approximately $1,147,000 and accumulated depreciation approximately $583,000. In June 2016, Xinhua Cattle also sold 500 female calves to an outside party at a total price of RMB 2,000,000 (US $310,760). The cost of these female calves was approximate $322,000.

In November 2015, Yulong Cattle sold 347 cows to an outside party at a total price of RMB 1,144,800 (US $177,879) including insurance of RMB 104,100 (US $ 16,175). The cows had a net book value of approximately $254,000 as of the disposal date, which includes cost basis approximately $588,000 and accumulated depreciation approximately $335,000. In May 2016, Yulong Cattle sold 331 cows to an outside party at a total price of RMB 1,390,200 (US $216,009). The cows had a net book value approximately $324,000 as of the disposal date, which includes cost basis approximately $709,000 and accumulated depreciation approximately $385,000.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

5.	Biological assets (continued)

In December 2015, Xinhua Cattle entered into agreements with 179 local farmers to pay them additional feeding cost of RMB 600 (US$93) for each young cow and adult cow, which were transferred to the farmers for feeding at the beginning of October 2015, for improving the feeding environment. The company paid 50% of the total amount RMB 6,795,000 (US$1,056,000) in December 2015 and the remaining 50% was paid in January 2016. 100% of the additional cost for mature cows was included as cost of goods sold as incurred and the remaining are capitalized for immature cows.

Depreciation expense for the years ended June 30, 2016 and 2015 was $2,878,298 and $1,961,300, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

6.	Notes Receivable

Notes receivable are related to sales of cows (mature biological assets) to local farmers.

In September 2011, August 2011, and June 2011, Xinhua Cattle sold 3,787, 5,635, and 2,000 of its cows to local farmers, respectively.

In November and December 2014, Yulong sold 3,714 and 2,955 cows respectively, to local farmers. 3,500 of the cows sold were purchased from outside parties for $4,550,000. The remaining cows sold were raised by Yulong.

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

During the years ended June 30, 2016 and 2015, the Company received principal and interest payments of $2,300,347 and $2,681,845, respectively. Commission income for the years ended June 30, 2016 and 2015, was $19,486,432 and $17,893,661, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of June 30, 2016 and 2015. The related commission receivable of $6,962,080 and $3,408,759 at June 30, 2016 and 2015, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at June 30, 2016 and 2015 consists of the following:

	June 30, 2016	June 30, 2015

Notes receivable	$7,052,255	$9,873,474
Less: discount for interest	(11,270)	(41,966)

	7,040,985	9,831,508
Less: current portion	(2,097,363)	(2,739,302)

Non-current portion	$4,943,622	$7,092,206

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

6.	Notes Receivable (continued)

Future maturities of notes receivable as of June 30, 2016 are as follows:

Year Ending June 30,

2017	$2,097,000
2018	1,621,000
2019	1,319,000
2020	618,000
2021	527,000
Thereafter	859,000

$7,041,000

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectability of individual balances, it will provide an allowance, if necessary.

7.	LeaseS

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,285,680 and $5,854,800 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2016 and 2015, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

7.	LeaseS (CONTINUED)

(US $4,686,000). The related prepayment of $2,370,092 and $3,060,000 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2016 and 2015, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US $12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $10,820,258 and $11,986,191 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2016 and 2015, respectively. The lease provides for renewal options.

The Company leases an office at no cost from an unrelated third party. On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent and it was not subsequently renewed.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US $18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $16,182,280 and $18,158,595 is included in prepaid lease in the consolidated balance sheets as of June 30, 2016 and 2015, respectively.

Rent expense charged to operations for the years ended June 30, 2016 and 2015 was $1,789,248 and $1,029,601, respectively.

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers and directors for a one year period with renewal options after expiration, with the current agreements expiring in June and August, 2017. For the years ended June 30, 2016 and 2015, compensation under these agreements was $187, 000 and $33,923, respectively.

At June 30, 2016, the future commitment under these agreements is approximate $283, 000.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

9.	Related party transactions

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). Any borrowings in excess of this amount may be negotiated between the parties. The loans outstanding were $1,655,744 and $937,524 as of June 30, 2016 and 2015, respectively.

In 2012, CMCI issued 9,000,000 shares of common stock, par value of $0.001 at $0.34 per share, totaled of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong by Zhongxian Information.  The loan was fully paid off by China Dairy to CMCI on June 29, 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

10.	Income taxes

The provision for income taxes consisted of the following for the years ended June 30:

	2016	2015

Current	$-	$-
Deferred	2,403,996	10,968,816

	$2,403,996	$10,968,816

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2016	2015

Statutory rate	25.00%	25.00%
Allowance	0.32%	0.00%
Other	1176.98%	(0.02%)

Effective income tax rate	1202.30%	24.98%

The stock compensation of approximately $37,762,400 would be deductible only to the U.S. parent company and accordingly, there is no deferred tax benefit to be recognized.

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

10.	Income taxes (continued)

The tax laws of China permit the carry forward of net operating losses for a period of five years. Undistributed earnings from Xinhua Cattle and Yulong are not taxable until such earnings are actually distributed to Jiasheng Consulting. A deferred tax liability was provided for the tax to be paid when these earnings are distributed. On September 16, 2015 due to the termination of VIE structure (Note 1), Jiasheng Consulting would not be taxable in the future undistributed earnings from Xinhua Cattle and Yulong under the Enterprise Income Tax Law that Chinese resident enterprise is an exemption of dividend income received from another Chinese resident enterprise.

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2016	June 30, 2015

Net operating loss carryforwards	$497,542	$458,947
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(39,446,504)	(40,376,234)

	(40,379,361)	(41,347,686)
Less valuation allowance	(497,542)	(458,947)

Net deferred tax (liabilities)	$(40,876,903)	$(41,806,633)

At June 30, 2016 and 2015, Zhongxian Information had unused operating loss carry-forwards of approximately $1,990,000 and $1,836,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $498,000 and $460,000 against the deferred tax asset related to the net operating loss carry forward at June 30, 2016 and 2015, due to the uncertainty of realizing the benefit.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

In November 2015, the Company entered milk sale agreement with another three customers and terminated the contracts with the original four customers. In February 2016, the Company entered into a new milk sale agreement with one customer after terminated the contract with the original customer.

Three customers accounted for approximately 72% and four customers accounted approximately 100% of milk sales for the years ended June 30, 2016 and 2015, respectively. Three customers and four customers also accounted for approximately 71% and 48% of accounts receivable at June 30, 2016 and 2015, respectively.

Seventy-six farmers and thirty-nine farmers accounted for the notes receivable at June 30, 2016 and 2015, respectively.

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of June 30, 2016 and 2015, statements of income for the years ended June 30, 2016 and 2015, and statements of cash flows for the years ended June 30, 2016 and 2015:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Balance Sheets

ASSETS	June 30, 2016	June 30, 2015

Cash	$3,067,131	$-
Loan Receivable	-	3,208,151
Investment in subsidiaries	88,190,256	126,051,350

TOTAL ASSETS	$91,257,387	$129,259,501

LIABILITIES AND stockholders’ EQUITY

Stockholder loans	$1,672,707	$937,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	5,851,170
Retained earnings	39,822,343	122,417,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,257,387	$129,259,501

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Income

	For the years ended June 30,
	2016	2015

Revenues
Share of earnings (loss) from investment in subsidiaries and VIE	$18,935,506	$32,408,267

Operating expenses
General and administrative	37,781,000	183,000

Net (loss) income	$(18,845,494)	$32,225,267

Condensed Statements of Cash Flows

	For the years ended June 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(18,845,494)	$32,225,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(18,935,506)	32,225,267
Stock compensation for shareholder and consultants	37,781,000
Decrease in loan receivable	3,208,151

Net cash provided by (used in) operating Activities	3,208,151	-

Effect of exchange rate changes on cash	(141,020)

Net change in cash	3,067,131	-
Cash, beginning of period	-	-

Cash, end of period	$3,067,131	$-

Basis of Presentation

The Company records its investment in its subsidiaries under the equity method of accounting. Such investments are presented as “Investment in subsidiaries” on the condensed balance sheets and the subsidiaries and VIE profits upon September 16, 2015 (the date of VIE structure dissolved - Note 1)) are presented as “Share of earnings from the investment in subsidiaries” in the condensed statements of income.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Basis of Presentation (continued)

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. The parent-only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

There were no cash transactions in the US parent company during the years ended June 30, 2016 and 2015.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and amounted to $ 155,919,882 and $ 123,732,097 as of June 30, 2016 and 2015, respectively.

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

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

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

In July 2016, the Company paid the dividends at AUD $0.0057 per share, a total of AUD $4,188,967 to all its shareholders.

In July 2016, Xinhua Cattle contributed the net profit of $6,225,856 and $99,923, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO").  Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2016, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions.  In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

(c) Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding our directors and executive officers.

Name	Age	Position
Liu Enjia	69	Chairman of the Board of Directors
Wang Youliang	48	Chief Executive Officer, Director
Shan Yanqin	69	Director
Liu Yanyan	42	Chief Financial Officer
Qin Libei	64	Chief Operating Officer
Liu Zhengxin	43	Chief Human Resource Officer

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

Mr. Wang Youliang

Mr. Youliang is the Chief Executive Officer and a Director of the Company. From 1991 to 1997, Mr. Youliang was a staff member of the Tonghua Branch of China Construction Bank. Thereafter, from 1997 to 2006, he was the founder and President of TonghuaHongyuan Trading Co., Ltd. From 2006 to 2008, Mr. Youliang served as the CMO of Yunnan NanyaoJiaoxiong Pharmaceutical Co., Ltd. From 2008 to 2010 he served as the Vice President of Guofa Venture Investment Co., Ltd. Currently, Mr. Youliang is the General Manager, Chief Executive Officer and Director of Heilongjiang Zhongxian Information Co., Ltd. Mr. Youliang graduated from Jilin University with a degree in Finance.

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

Mr. Qin Libei

Mr. Qin Libei serves as the Chief Operating Officer of the company. Mr. Libei has significant experience in the agricultural and livestock field. From 1981 to 1986, he was the Chief Secretary of Heilongjiang Bureau of Animal Husbandry. From 1986 to 1990 he was the Deputy Chief of Heilongjiang Livestock Breeding Guidance Station. Then, from 1991 to 1994, he served as the Deputy Chief of Heilongjiang Grassland Fodder Center experiment station. Additionally, from 1995 to 2000 he served as the Chairman of Heilongjiang Grassland Fodder Development Co., Ltd. and President of Heilongjiang Caiyuan Information Co. Ltd. More recently, from 2001 to 2010 Mr. Libei was a researcher with the Heilongjiang Grassland Fodder Center experimentation station. Currently, Mr. Libei also serves as the Chief Operating Officer for Heilongjiang Zhongxian Information Co., Ltd. Mr. Libei graduated from Heilongjiang University with a degree in Economics and Management.

Mr. Liu Zhengxin

Mr. Lin Zhengxin serves as the Chief Human Resource Officer of the company. From 1992 to 1993, Mr. Zhengxin was a sales representative with Yunli Development (Heilongjiang) Co., Ltd. Then, from 1993 to 2005, he serves as sales director for Yunli Development (Heilongjiang) Co., Ltd. More recently, from 2005 to 2010, Mr. Zhengxin was the Assistant President of Heilongjiang Zhongxian Information Co. Ltd. From 2008 to the present, Mr. Zhengxin also serves as the CHO for Heilongjiang Zhongxian Information Co. Ltd. Mr. Zhengxin holds an accounting degree from Heilongjiang Institute of Economic Management, and a minor in Human Resource Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year ended June 30, 2016, except that reports were not filed by the following persons:

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

Name and Principal Position	Fiscal Year	Salary (USD $)	Bonus (USD $)	Option Awards (USD $)	All Other Compensation (USD $)	Total (USD $)
Wang Youliang	2015	11,714	-	-	-	11,714
Chief Executive Officer	2016	21,442	-	-	-	21,442

Liu Yanyan	2015	8,786	-	-	-	8,786
Chief Financial Officer	2016	18,646	-	-	-	18,646

Qin Libei (1)	2015	7,810	-	-	-	7,810
Chief Operating Officer	2016	414	-	-	-	414

Liu Pingzhi	2015	0	-	-	-	0
Chief Human Resource Officer	2016	18,646	-	-	-	18,646

(1)	Mr. Qin resigned as the Chief Operating Officer on July 21, 2015.

Narrative Disclosure to Summary Compensation Table

Mr. Wang Youliang

For the fiscal years ended June 30, 2016 and 2015, Mr. Wang Youliang received annual compensation of RMB 72, 000, or USD $11,714 and $11,714 respectively due to the fluctuating currency exchange rate between USD and RMB in the respective year.

We entered into an Employment Agreement with Wang Youliang (the “Youliang Agreement”). Pursuant to the Youliang Agreement, Mr. Wang will serve as our Chief Executive Officer. The current term of the agreement starts on July 1, 2016 and expires on June 30, 2017. The Youliang Agreement provides that Mr. Wang’s base salary during the term shall be RMB 180,000, or approximately USD $27,272 per annum. Mr. Wang’s salary shall be paid on monthly basis, payable on the 30th day of each following month. If the Company unilaterally terminates the employment within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Wang plus compensation equal to three (3) months of Mr. Wang’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Youliang Agreement or the occurrence of events authorizing such termination or the dissolution of the Company. The Youliang Agreement may also be terminated upon the occurrence of either a serious violation of company policy by Mr. Wang or by any major damages to the Company resulting from Mr. Wang’s failure to duly perform his duties.

Ms. Liu Yanyan

For the fiscal year ended June 30, 2016 and 2015, Ms. Liu Yanyan received annual compensation of RMB 54,000, or USD $ 8,695 and $8,786 respectively due to the fluctuating currency exchange rate between USD and RMB in the respective year.

We entered into an Employment Agreement with Liu Yanyan (the “Yanyan Agreement”). Pursuant to the Yanyan Agreement, Ms. Liu serves as our Chief Financial Officer. The current term of the agreement starts on July 1, 2016 and expires on June 30, 2017. The Yanyan Agreement provides that Ms. Liu’s base salary during the term shall be RMB 180,000, or approximately $27,272 per annum. Ms. Liu’s salary shall be paid on monthly basis, payable on the 30th day of each following month. If the Company unilaterally terminates Ms. Liu within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Liu plus compensation equal to three (3) months of Ms. Liu’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Yanyan Agreement or the occurrence of events authorizing such termination or the dissolution of the Company. The Yanyan Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Ms. Liu or by any major damages to the Company resulting from Ms. Liu’s failure to duly perform her duties.

Mr. Liu Zhengxin

For the fiscal year ended June 30, 2016 and 2015, Mr. Liu Zhengxin received annual compensation of RMB 36,000, or USD $5,797 and $5,857 respectively due to the fluctuating currency exchange rate between USD and RMB in the respective fiscal year.

We entered into an Employment Agreement with Liu Zhengxin (the “Zhengxin Agreement”). Pursuant to the Zhengxin Agreement, Mr. Liu serves as our Chief HR Officer. The current term of the agreement starts on July 1, 2016 and expires on June 30, 2017. The Zhengxin Agreement provides that Mr. Liu’s base salary during the term shall be 180,000 RMB or USD $27,272 per annum. Mr. Liu’s salary shall be paid on monthly basis, payable on the 30th day of each following month. If the Company unilaterally terminates Ms. Zhengxin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Liu plus compensation equal to three (3) months of Mr. Liu’s salary.

The agreement provides that it will automatically terminate upon either the expiration of the term of the Zhengxin Agreement or the occurrence of events authorizing such termination or the dissolution of the Company. The Zhengxin Agreement may also be terminated upon the occurrence of either a serious violation of the company policy by Mr. Liu or by any major damages to the Company resulting from Mr. Liu’s failure to duly perform his duties.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Director Compensation

The members of our board of directors are not compensated for serving on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of September 29, 2016. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of September 29, 2016, 53,100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Youliang Wang, Chief Executive Officer and Director	4,049,775	7.63%
Yanyan Liu, Chief Financial Officer	0	0%
Libei Qin, Chief Operating Officer	0	0%
Zhengxin Liu, Chief Human Resource Officer	7,936,784	14.95%
Enjia Liu, Chairman of the Board of Directors	0	0%
Yanqin Shan, Director	0	0%
All officers and directors as group (6)	11,986,559	22.88%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through such as exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers are exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 29, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 29, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company obtained demand and non-interest bearing loans from an affiliated party. The following sets forth the name and affiliation of such affiliated party, the aggregate amount of principal loaned during 2016 and 2015, the amount of principal paid during 2016 and 2015, and the outstanding balance as of June 30, 2016 and 2015.

Name of		Aggregate Amount of Principal Loaned		Amount of Principal Paid		Outstanding Balance as of June 30,
Related Party	Affiliation	2016	2015	2016	2015	2016	2015
Liu Enjia	Director	$104,000	$193,182	$0	$99,316	$1,672,707	$937,524

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). Any borrowings in excess of this amount may be negotiated between the parties. The loans outstanding were $1,672,707 and $937,524 as of June 30, 2016 and 2015, respectively.

In 2012, Company issued 9,000,000 shares of common stock, par value of $0.001 at $0.34 per share, totaled of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong by Zhongxian Information. The loan was fully paid off by China Dairy to CMCI on June 29, 2016.

Director Independence

Mr. Liu Enjia, Mr. Wang Youliang, and Ms. Shan Yanqin, the members of our Board of Directors, are not independent using the definition of independence under the rules of the SEC.

Item 14. Principal Accounting Fees and Services.

The following table shows the aggregate fees billed for professional services provided to us by Wei, Wei & Co., LLP for 2016 and 2015:

	2016	2015
Audit Fees	$130,000	$90,000
Audit-Related Fees	-	-
Tax Fees	4,500	4,500
All Other Fees	-	-
	-	-
Total	$134,500	$94,500

For the fiscal years ended June 30, 2016 and 2015, the aggregate fees billed for professional services rendered for the audit and review of our financial statements were approximate $130, 000 and $90,000, respectively.

There were no fees for other audit-related services for the fiscal years ended June 30, 2016 and 2015.

For our fiscal years ended June 30, 2016 and 2015, the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning were approximate $4,500 and $4,500, respectively.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2016 and 2015.

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

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
2.2	Letter of Intent dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 14, 2011.
2.3	Letter of Intent, dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 30, 2011.
2.4	Equity Transfer Agreement, dated November 23, 2011, among China Modern Agricultural Information, Inc., Heilongjiang Zhongxian Information Co., Ltd., ShangzhiYulong Co., Ltd., and ShangzhiYulong Shareholders, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2011.
2.5	Share Transfer Agreement dated July 16, 2015 between the Company and Youliang Wang, incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed on October 13, 2015.
2.6	Share Transfer Agreement, dated July 16, 2015, by and between the Company and China Dairy Corporation Limited, incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed on October 13, 2015.
10.1	Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.2	Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.3	Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.4	Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.5	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.6	Land Use Right Purchase Agreement dated May 10, 2013, incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on October 9, 2013.
10.7	Land Use Right Purchase Agreement dated February 25, 2013, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on October 9, 2013.
10.8	Land Use Transfer Agreement (as amended) dated May 14, 2015 by and between Heilongjiang Xinhua Cattle Co., Ltd. and the People’s Government of Shuangcheng District of Harbin, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on October 13, 2015.
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: September 29, 2016	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: September 29, 2016	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Enjia Liu
Enjia Liu	Chairman of the Board of Directors	September 29, 2016

/s/ Youliang Wang	Chief Executive Officer and Director
Youliang Wang	(Principal Executive Officer)	September 29, 2016

/s/ Yanqin Shan
Youqin Shan	Director	September 29, 2016

/s/ Yanyan Liu	Chief Financial Officer
Yanyan Liu	(Principal Financial Officer)	September 29, 2016

