Form 10-K/A
period 2016-06-30
China Modern Agricultural Information, Inc.
filed 2016-11-14
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 53,100,000 shares of common stock, par value $0.001 per share, issued and outstanding as of November 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page
	PART II

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	2
Item 8.	Financial Statements And Supplementary Data	12

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	13
Signatures		14

EXPLANATORY NOTE

China Modern Agricultural Information, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed on September 29, 2016 (the “Original 10-K”). Company is filing this Amendment No. 1 to provide amended financial statements to reflect certain dividend distribution to shareholders of China Dairy Corporation Limited. Company also amends the disclosure within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to incorporate the dividend distribution.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K other than to Item 7 and 8 and to the four certification exhibits. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This amendment should be read in conjunction with the Original 10-K and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2016 AND 2015 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	June 30, 2016	June 30, 2015

Current liabilities
Accrued expenses and other payables	$528,430	593,766
Dividend payable	1,462,794	-
Stockholder loans	1,672,707	937,524

Total current liabilities	3,663,931	1,531,290

Deferred income taxes	40,876,903	41,806,633

Total liabilities	44,540,834	43,337,923

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	5,851,170
Retained earnings	42,410,980	117,035,653
Statutory reserve fund	420,406	792,174
Other comprehensive (loss) income	(6,881,547)	4,772,880

Sub-total	85,712,176	128,504,977

Noncontrolling interests	79,114,623	1,276,773

Total stockholders’ equity	164,826,799	129,781,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,367,633	$173,119,673

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

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2016 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance June 30, 2015	$53,100	$5,851,170	$117,035,653	$792,174	$1,276,773	$4,772,880	$129,781,750

Stock compensation	-	37,762,400	-	-	-	-	37,762,400
Net (loss) income	-	-	(18,845,494)	-	16,641,448	-	(2,204,046)
Dividend declared	-	-	-	-	(1,412,144)	-	(1,412,144)
Reclassification for issuance of subsidiary stock for compensation	-	(482,720)	(47,542,449)	(316,870)	48,342,039	-	-
Increase and reclassification in equity attributable to the sale of subsidiary stock		6,578,387	(8,236,730)	(54,898)	14,266,507		12,553,266
Other comprehensive income	-	-	-	-	-	(11,654,427)	(11,654,427)

Balance June 30, 2016	$53,100	$49,709,237	$42,410,980	$420,406	$79,114,623	$(6,881,547)	$164,826,799

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

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE years ENDED JUNE 30, 2016 AND 2015 (IN U.S. $)

	2016	2015

Effect of exchange rate changes on cash	(3,420,087)	714,294

Net (decrease) in cash	(23,365,583)	(3,886,773)
Cash, beginning of year	54,145,781	58,032,554

Cash, end of year	$30,780,198	$54,145,781

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$789,998	$138,000

Construction in process transferred from prepayment	$2,683,232	$-

Construction in process not paid	$84,837	$-

Dividend declared not paid	$1,462,794	$-

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

Prior to the acquisition, Jiasheng Consulting controlled Zhongxian Information through a series of contractual agreements, which made Zhongxian Information a variable interest entity, the effect of which was to cause the balance sheet and operating results of Zhongxian Information to be consolidated with those of Jiasheng Consulting in the Company’s financial statements. As a result of the acquisition by Jiasheng Consulting of the registered ownership of Zhongxian Information, the balance sheet and operating results of Zhongxian Information will hereafter continue to be consolidated with those of Jiasheng Consulting as its 100% owned subsidiary. On April 8, 2016, the Company’s 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at Australian Dollar (“AUD”) $0.2 per share on ASX and raised total fund of AUD $16,981,308 (USD $13,021,267). After the IPO, the Company’s ownership was diluted to 53.07%.

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

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten-year rental of RMB 30,000,000

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

The Company had Employment Agreements with its executive officers and directors for a one-year period with renewal options after expiration, with the current agreements expiring in June and August, 2017. For the years ended June 30, 2016 and 2015, compensation under these agreements was $187, 000 and $33,923, respectively.

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

10.

interim dividend

On May 24, 2016, the Board of China Dairy Corporation Limited (“CDC”), the Company’s 53.07% owned subsidiary, has approved an announced an interim dividend for its shareholders in line with CDC’s dividend policy. An unfranked interim dividend of AUD $0.0057 per CDI is to be paid to both China and Australia shareholders.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

11.	Income taxes (continued)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

11.	Income taxes (continued)

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

13.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of June 30, 2016 and 2015, statements of income for the years ended June 30, 2016 and 2015, and statements of cash flows for the years ended June 30, 2016 and 2015:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

13.	Parent company only condensed financial information (CONTINUED)

Condensed Balance Sheets

ASSETS	June 30, 2016	June 30, 2015

Cash	$3,067,131	$-
Loan Receivable	-	3,208,151
Investment in subsidiaries	90,778,893	126,051,350

TOTAL ASSETS	$93,846,024	$129,259,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholder loans	$1,672,707	$937,524

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	5,851,170
Retained earnings	42,410,980	122,417,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,846,024	$129,259,501

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

13.	Parent company only condensed financial information ( CONTINUED)

Condensed Statements of Income

	For the years ended June 30,
	2016	2015

Revenues
Share of earnings (loss) from investment in subsidiaries and VIE	$18,935,506	$32,408,267

Operating expenses
General and administrative	37,781,000	183,000

Net (loss) income	$(18,845,494)	$32,225,267

Condensed Statements of Cash Flows

	For the years ended June 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(18,845,494)	$32,225,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(18,935,506)	32,225,267
Stock compensation for shareholder and consultants	37,781,000
Decrease in loan receivable	3,208,151

Net cash provided by (used in) operating Activities	3,208,151	-

Effect of exchange rate changes on cash	(141,020)

Net change in cash	3,067,131	-
Cash, beginning of period	-	-

Cash, end of period	$3,067,131	$-

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

13.	Parent company only condensed financial information ( CONTINUED)

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and amounted to $ 92,173,317 and $ 128,321,977 as of June 30, 2016 and 2015, respectively.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2016 AND 2015 (IN U.S. $)

13.	Parent company only condensed financial information ( CONTINUED)

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

14.	Subsequent event

In July 2016, Xinhua Cattle contributed the net profit of $6,225,856 and $99,923, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007.

In July 2016, CDC paid the dividend declared at AUD $0.0057 per share, a total of AUD 1,965,967 to its minority shareholders.

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

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 14, 2016	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Enjia Liu
Enjia Liu	Chairman of the Board of Directors	November 14, 2016

/s/ Youliang Wang	Chief Executive Officer and Director
Youliang Wang	(Principal Executive Officer)	November 14, 2016

/s/ Yanqin Shan
Youqin Shan	Director	November 14, 2016

/s/ Yanyan Liu	Chief Financial Officer
Yanyan Liu	(Principal Financial Officer)	November 14, 2016

14