Form 10-Q
period 2016-09-30
China Modern Agricultural Information, Inc.
filed 2016-11-18
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐   No ☒

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at November 18, 2016.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of China Modern Agricultural Information, Inc. are included in this quarterly report on Form 10-Q:

China Modern Agricultural Information, Inc.

September 30, 2016 and 2015

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2016 AND june 30, 2016

ASSETS	September 30, 2016	June 30, 2016
	(Unaudited)

Current assets
Cash	$34,772,233	$30,780,198
Accounts receivable	24,576,312	24,783,720
Inventories	945,664	1,122,843
Prepaid expenses	1,278,596	1,216,963
Advance to supplier	1,697,479	-
Interest receivable	587,435	474,803
Notes receivable, current portion	1,919,317	2,097,363

Total current assets	65,777,036	60,475,890

Property, plant and equipment, net	34,832,413	34,327,757

Other assets
Notes receivable	4,466,759	4,943,622
Prepaid leases and construction	44,876,365	45,483,513
Biological assets, net	67,252,678	64,136,851

Total other assets	116,595,802	114,563,986

TOTAL ASSETS	$217,205,251	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

SEPTEMBER 30, 2016 AND JUNE 30, 2016

LIABILITIES AND stockholders’ EQUITY	September 30, 2016	June 30, 2016
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$695,228	$528,430
Dividend payable	-	1,462,794
Stockholder loans	1,747,120	1,672,707

Total current liabilities	2,442,348	3,663,931

Deferred income taxes	40,719,080	40,876,903

Total liabilities	43,161,428	44,540,834

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	49,709,237
Retained earnings	47,408,404	42,410,980
Statutory reserve fund	420,406	420,406
Other comprehensive (loss) income	(7,130,535)	(6,881,547)

Sub-total	90,460,612	85,712,176

Noncontrolling interests	83,583,211	79,114,623

Total stockholders’ equity	174,043,823	164,826,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,205,251	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (UNAUDITED)

	2016	2015

Revenues
Milk sales	$26,193,405	$15,954,007
Sales commission	3,823,005	5,192,856

Total revenues	30,016,410	21,146,863
Cost of goods sold	(19,113,652)	(8,760,384)

Gross profit	10,902,758	12,386,479

Operating expenses
R&D expenses	221,960	-
Selling and marketing	309,897	428,024
General and administrative	987,238	38,249,414

Total operating expenses	1,519,095	38,677,438

Operating income (loss)	9,383,663	(26,290,959)

Other income and (expenses)
Interest income on notes receivable	123,663	199,914
Non-operating expense	(21,425)	(34,818)
Other non-operating income	35,628	55,508

Total other income	137,866	220,604

Income before provision for income taxes	9,521,529	(26,070,355)
Provision for income taxes	-	2,464,645

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE (LOSS) INCOME (CONTINUED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (UNAUDITED)

	2016	2015

Net income (loss) before noncontrolling interests	9,521,529	(28,535,000)
Noncontrolling interests	(4,524,105)	(3,200,838)

Net income (loss) attributable to common stockholders	4,997,424	(31,735,838)

Other comprehensive income
Foreign currency translation adjustment	(248,988)	(5,040,228)

Total comprehensive income (loss)	$4,748,436	$(36,776,066)

Earnings (losses) per common share, basic and diluted	$0.09	$(0.60)

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2016	$53,100	$49,709,237	$42,410,980	$420,406	$79,114,623	$(6,881,547)	$164,826,799

Net income	-	-	4,997,424	-	4,524,105	-	9,521,529
Profit contribution to minority shareholder	-	-	-	-	(55,517)	-	(55,517)
Other comprehensive income	-	-	-	-	-	(248,988)	(248,988)

Balance September 30, 2016 (unaudited)	$53,100	$49,709,237	$47,408,404	$420,406	$83,583,211	$(7,130,535)	$174,043,823

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	2016	2015

Cash flows from operating activities
Net income (loss)	$9,521,529	$(28,535,000)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,658,912	898,640
Amortization for prepaid land lease	431,746	458,597
Deferred income taxes	-	2,464,645
Loss from disposal from biological assets	23,178	35,460
Stock compensation for shareholder and consultants	-	37,762,400
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	131,904	(1,736,783)
Decrease (increase) in inventories	172,928	(620,321)
(Increase) in prepaid expenses	(66,363)	(154,662)
(Increase) in interest receivable	(114,520)	(15,878)
Increase (decrease) in accrued expenses and other payables	28,562	(144,786)

Net cash provided by operating activities	11,787,876	10,412,312

Cash flows from investing activities
Collection of notes receivable	628,026	685,022
Proceeds from sales of biological assets	804,900	13,142
Purchase of property, plant and equipment	(2,776,600)	(13,722,354)
Increase in biological assets	(5,237,180)	(3,529,279)
Purchase of biological property	-	(5,822,415)

Net cash (used in) investing activities	(6,580,854)	(22,375,884)

Cash flows from financing activities
Dividend payment of subsidiary	(1,531,762)	-
Proceeds from stockholder loans	28,261	7,909

Net cash (used in) financing activities	(1,503,501)	7,909

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (IN U.S. $)

FOR THE THREEs MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	2016	2015

Effect of exchange rate changes on cash	288,514	(2,188,835)

Net increase (decrease) in cash	3,992,035	(14,144,498)
Cash, beginning of year	30,780,198	54,145,781

Cash, end of year	$34,772,233	$40,001,283

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$35,000	$520,000

Construction in process transferred from prepayment	$-	$2,977,296

Construction in process not paid	$205,763	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

On January 28, 2011, Value Development through its wholly subsidiaries, Value Development Group Limited completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company. Jiasheng Consulting has Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Youliang Wang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”). Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. holds a 38% equity interest in Zhongxian Information. Pursuant to the VIE agreement signed by Mr. Zhengxin and Mr. Wang, Jiasheng Consulting now controls and performs all management responsibilities for Zhongxian Information. The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax. Additionally, Zhongxian Information’s stockholders have pledged their rights, title and equity interests in Zhongxian Information as security for the collection of consulting and service fees provided through an Equity Pledge Agreement.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Dairy to the following entities for nominal consideration, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, 65,000 bonus shares were issued at no consideration for every existing share held by the following entities.

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

On September 16, 2015 the Company’s 60%-owned subsidiary, Harbin Jiasheng Consulting Management Co., Ltd. ("Jiasheng Consulting"), exercised its option to purchase all of the registered equity of the Company’s operating subsidiary, Heilongjiang Zhongxian Information Co., Ltd. ("Zhongxian Information") from its stockholders Zhengxin Liu and Youliang Wang, who are also the members of the Company’s Board of Directors, for RMB10,000 (approximately $1,554).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

The unaudited consolidated financial statements of the Company as of September 30, 2016 and for the three months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2016, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2017.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

The exchange rates used to translate amounts in RMB and Australian dollars (the “AUS Dollar”,“AUD$” or “A$”) into US dollars for preparing the consolidated financial statements are as follows:

	September 30, 2016		June 30, 2016		September 30, 2015
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1499	0.7634	0.1505	0.7687	N/A	N/A

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1500	0.7577	N/A	N/A	0.1593	0.7257

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $(248,988) and $(5,040,228), respectively, for the three months ended September 30, 2016 and 2015, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, interest receivable, notes receivable, prepayments, accrued expenses, and other payables, and stockholder loans, approximated their fair values due to the short maturity of these financial instruments. The carrying value of notes receivable is valued at their net realizable value which approximates the fair value. There were no changes in methods or assumptions during the periods presented.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $120,788 and $0, respectively, for the three months ended September 30, 2016 and 2015.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days’ credit term for its milk sales and usually receives the payment in the following month. The Company considers all accounts receivable at September 30, 2016 and June 30, 2016, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances if any. There was no allowance for excessive or unusable inventories as of September 30, 2016 and June 30, 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses as of September 30, 2016 and June 30, 2015 mainly represent the prepayments of approximately $1,278,600 and $1,217,900, respectively for prepaid cow insurance expense. Prepayment as of September 30, 2016 represents the payment for purchase of machineries.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three months ended September 30, 2016 and 2015.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three months ended September 30, 2016 and 2015.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and June 30, 2016, undistributed earnings allocated to Zhongxian Information were approximately $195,800,000 and $192,800,000, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of September 30, 2016 and June 30, 2016, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended September 30, 2016 and 2015.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

PRC

Xinhua Cattle and Yulong are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preferential policy for the dairy farming industry. In January 2015, Zhongxian obtained an income tax exemption notice from the tax authority to exempt the income tax on its investment income from its subsidiaries Xinhua Cattle and Yulong.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three months ended September 30, 2016 and 2015.

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of September 30, 2016 and June 30, 2016, the required statutory reserve funds have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

3.	Recently Issued Accounting Standards

In August 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In June 2016, the FASB issued new authoritative accounting guidance on credit losses on financial instruments which replaces the incurred-loss impairment methodology. The new guidance requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. The standard is effective for the Company in the first quarter of 2020; however early adoption is permitted beginning in the first quarter of 2019. The Company is currently evaluating whether this standard will have a material impact on its financial statements.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

3.	Recently Issued Accounting Standards (CONTINUED)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30, 2016	June 30, 2016
	(Unaudited)

Machinery and equipment	$3,851,690	$3,866,619
Automobiles	2,245,130	2,253,832
Building and building improvements	26,762,266	26,865,993

	32,859,086	32,986,444
Less: accumulated depreciation	(3,957,206)	(3,354,779)
Construction in process	5,930,533	4,696,092

Property, plant and equipment, net	$34,832,413	$34,327,757

There was no any addition for the three months ended September 30, 2016. Construction in Progress (the “CIP”) contains amounts paid and accrued for completed new construction but has not been placed into service as of September 30, 2016 and June 30, 2016. No depreciation has been taken on CIP as of September 30, 2016 and June 30, 2016. In addition, a significant amount of production facilities and automobiles were purchased. Depreciation expense charged to operations for the three months ended September 30, 2016 and 2015 were $615,674 and $275,705, respectively.

On January 20, 2016, the Company signed an agreement with Harbin Donghui Architecture Co., Ltd to construct a new forage production plant. The total agreement amount is RMB 45,615,000 (US $ 6,864,387). Per the agreement, the company is required to pay according to progress completion for different parts of the plant. As of September 30, 2016 and June 30, 2016, the company paid RMB 35,511,000 (US $ 5,323,134) and RMB 28,321,000 (US $ 4,261,801), respectively, and committed to pay RMB 10,104,000 (US $ 1,514, 253) and RMB 17,294,000 (US $ 2,602,436), respectively, after the construction is completed.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

5.	Biological assets

Biological assets consist of the following:

	September 30, 2016	June 30, 2016
	(Unaudited)

Immature biological assets	$35,045,991	$32,518,050
Mature biological assets	38,271,574	36,660,416

	73,317,565	69,178,466
Less: accumulated depreciation	(6,064,887)	(5,041,615)

Biological assets, net	$67,252,678	$64,136,851

Xinhua Cattle sold 990 female calves to an outside party at a total price of RMB 3,960,000 (US $593,893) in the three months ended September 30, 2016. The cost of these female calves was approximate $666,000.

Yulong Cattle sold 334 female calves to an outside party at a total price of RMB 1,336,000 (US $200,364) in the three months ended September 30, 2016. The cost of these female calves was approximate $150,000.

Depreciation expense for the three months ended September 30, 2016 and 2015 was $1,043,238 and $622,935, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

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

During the three months ended September 30, 2016 and 2015, the Company received principal and interest payments of $637,169 and $861,666, respectively. Commission income for the three months ended September 30, 2016 and 2015, was $3,823,005 and $5,192,856, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of September 30, 2016 and June 30, 2016. The related commission receivable of $6,056,776 and $6,962,080 at September 30, 2016 and June 30, 2016, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at September 30, 2016 and June 30, 2016 consists of the following:

	September 30, 2016	June 30, 2016
	(Unaudited)

Notes receivable	$6,388,164	$7,052,255
Less: discount for interest	(2,088)	(11,270)

	6,386,076	7,040,985
Less: current portion	(1,919,317)	(2,097,363)

Non-current portion	$4,466,759	$4,943,622

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

6.	Notes Receivable (continued)

Future maturities of notes receivable as of September 30, 2016 are as follows:

Year Ending September 30,

2017	$1,919,000
2018	1,529,000
2019	1,145,000
2020	543,000
2021	525,000
Thereafter	725,000

$6,386,000

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectability of individual balances, it will provide an allowance, if necessary.

7.	LeaseS

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $5,237,166 and $5,285,680 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2016 and June 30, 2016, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten-year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $2,248,515 and $2,370,092 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2016 and June 30, 2016, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

7.	LeaseS (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $10,720,740 and $10,820,258 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2016 and June 30, 2016, respectively. The lease provides for renewal options.

The Company leases an office at no cost from an unrelated third party. On September 1, 2010, the Company entered into an operating lease agreement expiring on August 31, 2015. The lease agreement does not provide for payment of rent and it was not subsequently renewed.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $15,980,035 and $16,182,280 is included in prepaid lease in the consolidated balance sheets as of June 30, 2016 and 2015, respectively.

Rent expense charged to operations for the three months ended September30, 2016 and 2015 was $431,746 and $458,597, respectively.

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers and directors for a one-year period with renewal options after expiration, with the current agreements expiring on June and August, 2017. For the three months ended September 30, 2016 and 2015, compensation under these agreements was $66,009 and $19,541, respectively.

At September 30, 2016, the future commitment under these agreements is approximate $190,449.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

9.	Related party transactions

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). Any borrowings in excess of this amount may be negotiated between the parties. The loans outstanding were $1,747,120 and $1,672,707 as of September 30, 2016 and June 30, 2016, respectively.

In 2012, CMCI issued 9,000,000 shares of common stock, par value of $0.001 at $0.34 per share, totaled of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong by Zhongxian Information.  The loan was fully paid off by China Dairy to CMCI on June 29, 2016.

In July 2016, Xinhua Cattle contributed net profit of $6,225,856 and $99,923, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007.

10.	Interim dividend

In July 2016, the Company paid the dividend declared at AUD $0.0057 per share, total of AUD $1,965,967 to its minority shareholders.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

11.	Income taxes

The provision for income taxes consisted of the following for the threes ended September 30:

	2016	2015
	(Unaudited)	(Unaudited)

Current	$-	$-
Deferred	-	2,464,645

	$-	$2,464,645

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	2016	2015
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	(0.02)%	0.03%
Other	(24.98)%	(34.48)%

Effective income tax rate	-	(9.45)%

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

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

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2016	June 30, 2016
	(Unaudited)

Net operating loss carryforwards	$504,380	$497,542
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(39,288,681)	(39,446,504)

	(40,214,700)	(40,379,361)
Less valuation allowance	(504,380)	(497,542)

Net deferred tax (liabilities)	$(40,719,080)	$(40,876,903)

At September 30, 2016 and June 30, 2016, Zhongxian Information had unused operating loss carry-forwards of approximately $2,018,000 and $1,990,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $504,000 and $498,000 against the deferred tax asset related to the net operating loss carry forward at September 30, 2016 and June 30, 2016, due to the uncertainty of realizing the benefit.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

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

In November 2015, the Company entered milk sale agreement with another three customers and terminate the contracts with the original four customers. In February 2016, the Company entered into a new milk sale agreement with one customer after terminating the contract with the original customer.

Three customers accounted for approximately 98% and five customers for approximately 100% of milk sales for the three months ended September 30, 2016 and 2015, respectively. Three customers also accounted for approximately 75% and 71% of accounts receivable at September 30, 2016 and June 30, 2016, respectively.

Seventy-six farmers and thirty-nine farmers accounted for the notes receivable at September 30, 2016 and June 30, 2016, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

13.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of September 30, 2016 and June 30, 2016, statements of income for the three months ended September 30, 2016 and 2015, and statements of cash flows for the three months ended September 30, 2016 and 2015:

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

13.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Income

	For the years ended June 30,
	2016	2015

Revenues
Share of earnings (loss) from investment in subsidiaries and VIE	$18,935,506	$32,408,267

Operating expenses
General and administrative	37,781,000	183,000

Net (loss) income	$(18,845,494)	$32,225,267

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

13.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Cash Flows

	For the years ended June 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(18,845,494)	$32,225,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(18,935,506)	32,225,267
Stock compensation for shareholder and consultants	37,781,000	-
Decrease in loan receivable	3,208,151	-

Net cash provided by operating activities	3,208,151	-

Effect of exchange rate changes on cash	(141,020)	-

Net change in cash	3,067,131	-
Cash, beginning of period	-	-

Cash, end of period	$3,067,131	$-

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE MONTHS ended SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

13.	Parent company only condensed financial information (CONTINUED)

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

There were no cash transactions in the US parent company during the three months ended September 30, 2016 and 2015.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and amounted to $ 97,170,741 and $ 92,173,317 as of September 30, 2016 and June 30, 2016, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended September 30, 2016 and 2015. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 496 tons per day. We also have 60 exclusive individual partners on September 30, 2016 with an aggregate fresh milk production capacity of approximately 296 tons per day. We have four major customers, one of which is the leading dairy company in China. During the three months ended December 31, 2015, we terminated the contracts with certain customers and entered into contracts with four new customers.

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

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $51, $65, $75 and $115, respectively, which paid for calve, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses increased to $59, $76, $87 and $137, respectively, paid for each type of cows. Since September 2015, such expenses increased to $68, $87, $101and $158, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs increased to $78, $96, $117 and $264 for each calve, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of three months ended September 30, 2016 and 2015

The following table sets forth certain information regarding our results of operations for the three months ended September 30, 2016 and 2015.

	For the three months ended September 30,
			Change
	2016	2015	Amount	%
Revenue	$30,016,410	$21,146,863	$8,869,547	42%
Cost of goods sold	19,113,652	8,760,384	10,353,268	118%
Gross profit	10,902,758	12,386,479	(1,483,721)	(12)%
Operating expenses	1,519,095	38,677,438	(37,158,343)	(96)%
Operating income/(loss)	9,383,663	(26,290,959)	35,674,622	136%
Other income and (expenses)	137,866	220,604	(82,738)	(38)%
Income before income taxes	9,521,529	(26,070,355)	35,591,884	137%
Provision for income taxes	-	2,464,645	(2,464,645)	(100)%
Net income before noncontrolling interests	9,521,529	(28,535,000)	38,056,529	133%
Noncontrolling interests	4,524,105	3,200,838	1,323,267	41%
Net income attributable to controlling interests	$4,997,424	$(31,735,838)	$36,733,262	116%

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $30,016,410 for the three months ended September 30, 2016, an increase of $8,869,547 or 42%, compared to $21,146,863 for the three months ended September 30, 2015. There are two main reasons caused such increase: 1) total average milk cows increased from 13,414 to 20,609 and 2) milk’s sale price increased from $0.54 per kg to $0.57 per kg since November 2015 for approximately 98% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended September 30,
			Change
	2016	2015	Amount	%
Sales of natural milk	$26,193,405	$15,954,007	$10,239,398	64%
Sales commissions	3,823,005	5,192,856	(1,369,851)	(26)%
Total revenue	$30,016,410	$21,146,863	$8,869,547	42%

For the three months ended September 30, 2016, our revenue generated from natural milk sales was $26,193,405 which represented an increase of $10,239,398 or 64% compared to $15,954,007 for the three months ended September 30, 2015. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the three months ended September 30,
			Change
	2016	2015	Amount	%
Sales of natural milk	$26,193,405	$15,954,007	$10,239,398	64%
Average number of milk cows	20,609	13,414	7,195	54%
Revenue from per milk cow	$1,271	$1,189	$82	7%

The revenue per milk cow increased to $1,271 for the three months ended September 30, 2016 from $1,189 for the three months ended September 30, 2015, an increase of $82 or 7%. There are three main reasons that caused the increase in natural milk sales, of which two were described above: 1) total average milk cows were increased from 13,414 to 20,609 which represented an increase by 54%; 2) milk’s sales price increased from $0.54 per kg to $0.57 per kg since November 2015 for approximate 98% of total milk sales which represented an increase by 5%. In addition, due to the purchase of new adult cows during the year ended June 30, 2016, the average age of the adult milk cows decreased, which contributed to the slight increase in daily production.

The sales commissions from local farmers decreased by $1,369,851 or 26% to $3,823,005 for the three months ended September 30, 2016 from $5,192,856 for the three months ended September 30, 2015. The average quantity of milk cows we now earn commission on decreased by 20% or 3,374, to 13,677 for the three months ended September 30, 2016 from 17,051 for the three months ended September 30, 2015 due to a deduction of 3,438 cows which had been fully depreciated on September 30, 2016 from 16 farmers. Furthermore, the average age of the milk cows we earn commission on also increased, which caused the deduction of daily production.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $137 per cow before September 2015 to $264 per cow since September 2015. Furthermore, the food costs for the cows we fed by ourselves also increased. As a result, we saw a decrease in our margins compared with the same period in 2015.

	For the three months ended September 30,
			Change
	2016	2015	Amount	%
Cost of goods sold	$19,113,652	$8,760,384	$10,353,268	118%
Average number of milk cows	20,609	13,414	7,195	54%
Cost per milk cow	$927	$653	$274	42%

The cost per milk cow increased to $927 for the three months ended September 30, 2016 which represented an increase of $274 or 42% compared to $653 for the three months ended September 30, 2015. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 36.3% for the three months ended September 30, 2016 which decreased by 35.7% from the three months ended September 30, 2015. The main reason for such a decrease was the increase in feeding and food cost and direct production overhead.

Operating expenses

Our operating expenses sharply decreased to $1,519,095 for the three months ended September 30, 2016 from $38,677,438 for the three months ended September 30, 2015, a decrease of $37,158,343 or 96%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred a total of $27,526 and $290,800 in VAT surcharges and business taxes for the three months ended September 30, 2016 and 2015, respectively. We classified these VAT surcharges and business taxes as selling expenses. As we discussed above, we restructured in July, 2015 and have been listed on the ASX main board. We lost 40% of the interest of our operating company as a result. We treated the reduction of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 as it was recorded under our G&A expenses for the three months ended September 30, 2015. This is the main reason that caused such sharp decrease in our operating expenses.

Operating income (loss)

As a result of the foregoing, we had operating income of $9,383,663 for the three months ended September 30, 2016, representing an increase of $35,674,622, as compared to operating loss of $26,290,959 for the three months ended September 30, 2015.

Non-operating income (expenses)

For the three months ended September 30, 2016, non-operating income consists primarily of interest income of $123,663 earned on the outstanding notes receivable from the farmers and other non-operating income of $35,628 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of immature biological assets of $21,425. For the three months ended September 30, 2015, non-operating income consists primarily of interest income of $199,914 earned on the outstanding notes receivable from the farmers and other non-operating income of $55,508 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $34,818.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $0 and $2,464,645 for the three months ended September 30, 2016 and 2015, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. We had a net income before non-controlling interests of $9,521,529 and net loss of $28,535,000 for the three months ended September 30, 2016 and 2015, respectively, which represented an increase in $38,056,529 or 133%. We initially owned 99% of Xinhua Cattle’s shares and our non-controlling interest was only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which we own 60% through our wholly owned subsidiary, Hope Diary. This transaction resulted a reduction of our interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders increased from 1% to 46.93%. $4,524,105 and $3,200,838 was attributed to non-controlling interest for the quarters ended September 30, 2016 and 2015, respectively. We had net income attributable to the common stockholders of the Company of $4,997,424, representing $0.09 per share and net loss of $31,735,838 representing $0.60 per share for the three months ended September 30, 2016 and 2015, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2016 and 2015, we incurred foreign currency translation adjustments loss of $248,988 and $5,040,228, respectively. They are reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of September 30, 2016 and June 30, 2016, we had no bank debt but amounts owed to shareholders of $1,747,120 and $1,672,707, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States and in Australia because of the restriction of official bank transfers abroad. At the same time, we had $34,772,233 and $30,780,198 in cash at September 30, 2016 and June 30, 2016 as well as working capital of $63,334,688 and $56,811,959, respectively.

Operating activities

During the three months ended September 30, 2016, our operating activities provided $11,787,876 in net cash, compared to $10,412,312 during the three months ended September 30, 2015.The net cash provided in the three months ended September 30, 2016 was slightly higher than our net income primarily due to the depreciation on fixed assets and biological properties of $1,658,912 and amortization on lease of $431,746. The net cash provided in the three months ended September 30, 2015 was significantly higher than our net income (loss) primarily due to the increase in deferred income tax liabilities of $2,464,645, depreciation on fixed assets and biological properties of $898,640 and amortization on lease of $458,597 and the stock compensation for shareholders and consultants of $37,762,400. However, the increase in accounts receivable of $1,736,783 caused the decrease in cash.

Investing activities

During the three months ended September 30, 2016, our investing activities provided a cash outflow of $6,580,854 compared with a cash outflow of $22,375,884 for the three months ended September 30, 2015. The food costs and feeding expenses for biological properties used cash of $5,237,180 and $3,529,279 for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, we spent $0 and $5,822,415, respectively, for purchasing milk cows. Conversely, we received cash of $628,026 and $685,022 during the three months ended September 30, 2016 and 2015, respectively, from the collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the three months ended September 30, 2016 and 2015, we also received $804,900 and $13,412 in cash from our disposal of biological properties, respectively. For the three months ended September 30, 2016 and 2015, we spent $2,776,600 and $13,722,354, respectively, for the addition of PP&E for daily operations. The material additions during the three months ended September 30, 2015 were the production facilities, office buildings, cow-houses, and forage storage built and refurbished on the new land, which mostly were completed and in service before June 30, 2016.

Financing activities

Our financing activities mainly included proceeds from shareholders dividends payment for the three months ended September 30, 2016. For the quarters ended September 30, 2016 and 2015, we received $28,261 and $7,909 from shareholders, respectively. For the three months ended September 30, 2016, we paid total dividends of $1,531,762 to our subsidiary’s shareholders.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of September 30, 2016 and June 30, 2016 for the quarters ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Management conducted an assessment as of September 30, 2016 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

Our management has identified the following steps to address the above material weakness:

(1) We have been working with a financial accountant to assist us in preparing our financial statements in accordance with US GAAP standards and SEC rules and regulations.

(2) We intend to hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended September 30, 2016.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 18, 2016	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2016	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)