Form 10-Q
period 2016-12-31
China Modern Agricultural Information, Inc.
filed 2017-02-21
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at December 31, 2016.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of China Modern Agricultural Information, Inc. are included in this quarterly report on Form 10-Q:

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

DECEMBER 31, 2016 AND june 30, 2016

ASSETS	December 31, 2016	June 30, 2016
	(Unaudited)

Current assets
Cash	$26,216,444	$30,780,198
Accounts receivable	23,432,839	24,783,720
Inventories	1,066,162	1,122,843
Prepaid expenses	1,306,369	1,216,963
Advances to suppliers	1,702,080	-
Interest receivable	800,198	474,803
Notes receivable, current portion	3,922,852	2,097,363

Total current assets	58,446,944	60,475,890

Property, plant and equipment, net	34,056,032	34,327,757

Other assets
Notes receivable	17,841,863	4,943,622
Prepaid leases and construction	42,695,212	45,483,513
Biological assets, net	66,860,622	64,136,851

Total other assets	127,397,697	114,563,986

TOTAL ASSETS	$219,900,673	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

DECEMBER 31, 2016 AND JUNE 30, 2016

LIABILITIES AND stockholders’ EQUITY	December 31, 2016	June 30, 2016
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$507,759	528,430
Dividend payable	-	1,462,794
Stockholder loans	1,747,735	1,672,707

Total current liabilities	2,255,494	3,663,931

Deferred income taxes	39,116,134	40,876,903

Total liabilities	41,371,628	44,540,834

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	49,709,237
Retained earnings	53,570,372	42,410,980
Statutory reserve fund	420,406	420,406
Other comprehensive (loss)	(14,370,192)	(6,881,547)

Sub-total	89,382,923	85,712,176

Noncontrolling interests	89,146,122	79,114,623

Total stockholders’ equity	178,529,045	164,826,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,900,673	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2016 and 2015 (UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues
Milk sales	$25,089,800	$19,006,425	$51,283,205	$34,992,610
Sales commission	4,510,324	5,018,969	8,333,329	10,211,095

Total revenues	29,600,124	24,025,394	59,616,534	45,203,705
Cost of goods sold	(18,447,123)	(14,381,212)	(37,560,775)	(23,197,122)

Gross profit	11,153,001	9,644,182	22,055,759	22,006,583

Operating expenses
Research and development	216,712	-	438,672	-
Selling and marketing	274,820	528,976	584,717	958,046
General and administrative	822,025	708,614	1,809,263	38,961,348

Total operating expenses	1,313,557	1,237,590	2,832,652	39,919,394

Operating income (loss)	$ 9,839,444	$ 8,406,592	$19,223,107	$(17,912,811)

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 and 2015 (UNAUDITED) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Other income (expense)
Interest income on notes receivable	$243,370	$147,101	$367,033	$346,544
Gain (loss) on sale of cows	1,611,686	(69,855)	1,590,261	(105,015)
Other non-operating income	30,378	43,991	66,006	99,399

Total other income (expenses)	1,885,434	121,237	2,023,300	340,928

Income (loss) before income taxes	11,724,878	8,527,829	21,246,407	(17,571,883)
Provision for income taxes	-	-	-	2,441,438

Net income (loss) before noncontrolling interests	11,724,878	8,527,829	21,246,407	(20,013,321)
Noncontrolling interests	(5,562,910)	(3,460,714)	(10,087,015)	(6,664,624)

Net income (loss) attributable to common stockholders	$6,161,968	$5,067,115	$11,159,392	$(26,677,945)

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 and 2015 (Unaudited) (IN U.S. $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Other comprehensive income (loss):
Foreign currency translation adjustment	$(7,239,656)	$(2,545,664)	$(7,488,645)	$(7,585,892)

Total comprehensive income (loss) before noncontrolling interests	4,485,222	5,982,165	13,757,762	(27,599,213)
Comprehensive income attributable to noncontrolling interests	(5,562,910)	(3,460,714)	(10,087,015)	(6,664,624)
Net Comprehensive income attributable to common stockholders	(1,077,688)	2,521,451	3,670,747	(34,263,837)

Earnings (loss) per common share, basic and diluted	$0.12	$0.10	$0.21	$(0.50)

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2016	$53,100	$49,709,237	$42,410,980	$420,406	$79,114,623	$(6,881,547)	$164,826,799

Net income	-	-	11,159,392	-	10,087,015	-	21,246,407
Profit contribution to minority shareholder	-	-	-	-	(55,516)	-	(55,516)
Other comprehensive income	-	-	-	-	-	(7,488,645)	(7,488,645)

Balance December 31, 2016 (unaudited)	$53,100	$49,709,237	$53,570,372	$420,406	$89,146,122	$(14,370,192)	$178,529,045

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

Cash flows from operating activities
Net income (loss)	$21,246,407	$(20,013,321)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	3,688,868	1,975,979
Amortization for prepaid land lease	853,284	908,557
Deferred income taxes	-	2,441,438
Loss (gain) from disposal from biological assets	(1,613,232)	105,896
Stock compensation for shareholder and consultants	-	37,762,400
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	243,397	(11,964,262)
Decrease (increase) in inventories	56,681	(1,168,481)
(Increase) decrease in prepaid expenses	(349,271)	263,816
(Increase) in interest receivable	(355,934)	(153,849)
Increase in accrued expenses and other payables	71,673	265,377

Net cash provided by operating activities	23,841,873	10,423,550

Cash flows from investing activities
Collection of notes receivable	1,143,912	1,074,870
Proceeds from sales of biological assets	4,551,970	180,397
Purchase of property, plant and equipment	(4,211,310)	(20,469,991)
Increase in biological assets	(9,679,209)	(8,165,115)
Purchase of biological property	(17,784,000)	(5,767,590)

Net cash (used in) investing activities	(25,978,637)	(33,147,429)

Cash flows from financing activities
Dividend payment of subsidiary	(1,460,347)	-
Proceeds from stockholder loans	56,679	77,517

Net cash (used in) provided by financing activities	(1,403,668)	77,517

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

Effect of exchange rate changes on cash	(1,023,322)	(2,313,818)

Net (decrease) in cash	(4,563,754)	(24,960,180)
Cash, beginning of year	30,780,198	54,145,781

Cash, end of year	$26,216,444	$29,185,601

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$75,000	$639,000

Construction in process transferred from prepayment	$-	$2,725,023

Construction in process not paid	$-	$405,230

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

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

On January 28, 2011, Value Development through its wholly subsidiaries, Value Development Group Limited completed the acquisition of Harbin Jiasheng Consulting Managerial Co. Ltd. (“Jiasheng Consulting” or “WFOE”), a holding company. Jiasheng Consulting has Variable Interest Entity (“VIE”) agreements with Mr. Liu Zhengxin, the Company’s Chief HR Officer, and Mr. Wang Youliang, the Company’s Chief Executive Officer, as well as with Heilongjiang Zhongxian Information Co., Ltd. (“Zhongxian Information”). Mr. Zhengxin holds a 62% equity interest in Zhongxian Information and Mr. Youliang holds a 38% equity interest in Zhongxian Information. Pursuant to the VIE agreement signed by Mr. Zhengxin and Mr. Youliang, Jiasheng Consulting now controls and performs all management responsibilities for Zhongxian Information. The contractual arrangements are comprised of a series of agreements, including a shareholder voting rights proxy agreement, exclusive consulting and service agreement, exclusive call option agreement and equity pledge agreement, through which Jiasheng Consulting has the right to provide exclusive and complete business support and technical and consulting services to Zhongxian Information for an annual fee in the amount of Zhongxian Information’s yearly net profits after tax. Additionally, Zhongxian Information’s stockholders have pledged their rights, title and equity interests in Zhongxian Information as security for the collection of consulting and service fees provided through the Equity Pledge Agreement.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

In order to further reinforce Jiasheng Consulting’s rights to control and operate Zhongxian Information, the stockholders of Zhongxian Information have granted Jiasheng Consulting the exclusive right and option to acquire all of their equity interests in Zhongxian Information through an Exclusive Option Agreement.

The exchange agreement transaction constituted a reverse takeover transaction. Accordingly, reverse takeover accounting was adopted for the preparation of the consolidated financial statements. As a result, the consolidated financial statements are issued under the name of China Modern Agricultural Information, Inc. (the legal acquirer), but are a continuation of the consolidated financial statements of Value Development (the accounting acquirer), its subsidiaries and its VIE, Zhongxian Information. Before and after the Share Exchange, Value Development, Value Development Group Limited (a wholly-owned subsidiary of Value Development), Jiasheng Consulting, Zhongxian Information and their 99% owned subsidiary, Heilongjiang Xinhua Cattle Industry Co., Ltd. (“Xinhua Cattle”) were under common control. Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

Our corporate structure pre-restructure is set forth below

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

These transactions involved no consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction was a restriction to the Company’s interests in Value Development.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

The 40% of the 10,000 shares of China Dairy were transferred from the sole shareholder of China Dairy to the following entities for nominal consideration, which has direct or indirect relationship with the shareholder and consultants of the Company: 3% to Beijing Ruihua Future, 4% to Donghe Group, 3% to Integral Capital, 20% to Dingxi Shanghai Fund and 10% to Zhiyuan International. Immediately after the transfer, a stock split of 65,000 shares for each outstanding share were issued as follows:

	Original Shares	Shares after stock split

Hope Diary Holdings Ltd.	6,000	390,000,000
Beijing Ruihua Future Investment Management Co. Ltd.	300	19,500,000
Donghe Group Limited	400	26,000,000
Integral Capital Group Pty Ltd.	300	19,500,000
Dingxi (Shanghai ) Equity Investment Fund	2,000	130,000,000
Zhiyuan International Holding Co. Limited	1,000	65,000,000

Total	10,000	650,000,000

Value Development is the sole owner of Value Development Group Limited, which is the sole owner of Harbin Jiasheng Consulting Managerial Co. Ltd., which is the Company’s subsidiary in China, with respect to which the operating company, Heilongjiang Zhongxian Information Co. Ltd., is a variable interest entity. The effect of this transaction was to reduce the interest of the Company in its operating company by 40%. The Company used China Dairy’s offering price for its Australia IPO to approximate the fair value of the 40% stock granted to the shareholder and consultants. The Company recognized stock compensation to the shareholder and consultants of approximately $32,098,000 and $5,664,000, respectively, during the three months ended September 30, 2015 in general and administrative expense.

On September 16, 2015 the Company’s 60%-owned subsidiary, Jiasheng Consulting exercised its option to purchase all of the registered equity of the Company’s operating subsidiary, Zhongxian Information from its stockholders Zhengxin Liu and Youliang Wang, who are also the members of the Company’s Board of Directors, for RMB10,000 (approximately $1,554).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

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

On April 8, 2016, the Company’s 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.20 per share in an IPO on the ASX and raised AUD $16,981,308 (USD $13,021,267). After the IPO, the Company’s ownership was diluted to 53.07%.

As a result of the entry into the foregoing agreements, the Company has a corporate structure as set forth below:

Outside China
In China
CMCI
100%
Hope Diary Holdings Ltd
Other Shareholders
53.07%
46.93%
China Dairy Corporation Limited (ASX:CDC)
100%
Value Development Holdings Limited
100%
Value Development Group Limited
100%
Harbin Jiasheng Consulting Management Co., Ltd.
100%
Heilongjiang Zhongxian Information Co., Ltd.
99%
100%
Heilongjiang Xinhua Cattle Industry Co., Ltd.
Shangzhi Yulong Cattle Co., Ltd.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Hope Dairy, China Dairy (Hope Dairy’s 53.07% owned subsidiary), and the following subsidiaries owned by China Dairy: Value Development, Value Development Group Limited, Jiasheng Consulting, and, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2016, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2017.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (continued)

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company was required to include in its consolidated financial statements the financial statements of its VIE. ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Zhongxian Information and its subsidiaries (collectively, the “Chinese VIE”) had no assets that were collateral for or restricted solely to settle their obligations. The creditors of the Chinese VIE and its subsidiaries did not have recourse to the Company’s general credit. Because Value Development, Value Development Group Limited and Jiasheng Consulting were established for the sole purpose of holding ownership interest and do not have any operations, the financial statement amounts and balances were principally those of the Chinese VIE and its subsidiaries.

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company’s determination of whether it had this power was not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, had the unilateral ability to exercise those rights. The Chinese VIE’s actual stockholders did not have any kick-out rights that affected the consolidation determination.

On September 16, 2015 the VIE structure was terminated when Jiasheng Consulting exercised its option to purchase all of the registered equity of Zhongxian Information. Jiasheng Consulting became the sole owner of Zhongxian Information.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations

All Company assets are located in the People’s Republic of China (“PRC”). The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income (loss) and other comprehensive income (loss) amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (“OCI”).

The exchange rates used to translate amounts in RMB and Australian dollars (the “AUS Dollar”,“AUD$” or “A$”) into US dollars for preparing the consolidated financial statements are as follows:

	December 31, 2016		June 30, 2016		December 31, 2015
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1440	0.7208	0.1505	0.7441	0.1540	0.7298

Amounts included in the statements of income (loss), statement of changes in stockholders’ equity and statements of cash flows for the period	0.1482	0.7533	0.1554	0.7283	0.1578	0.7228

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $(7,239,656) and $(2,545,664), respectively, $(7,488,645) and $(7,585,892), respectively, for the three and six months ended December 31, 2016 and 2015, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and the AUS dollar may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB could materially affect the Company’s consolidated financial condition in terms of US dollar reporting.

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

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Milk sales revenue is recognized when the title has been passed to the customers, which is when the milk is delivered to designated locations and accepted by the customers and the previously discussed requirements are met. Fresh milk is delivered on a daily basis. The customers’ acceptance occurs upon inspection of the quality and measurement of quantity at the time of delivery. The Company does not provide the customer with the right of return. Sales commission revenue is recognized on a monthly basis based on monthly sales reports received.

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

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

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

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $3,732 and $10,257, respectively, $124,520 and $10,257, respectively, for the three and six months ended December 31, 2016 and 2015.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days’ credit terms for its milk sales and usually receives the payment in the following month. The Company considers all accounts receivable at December 31, 2016 and June 30, 2016, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances if any. There was no allowance for excessive or unusable inventories as of December 31, 2016 and June 30, 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses and Advances to Suppliers

Prepaid expenses as of December 31, 2016 and June 30, 2016 mainly represent the prepayments of approximately $999,000 and $1,217,000, respectively for prepaid cow insurance expense. Prepaid expenses as of December 31, 2016 also included the prepayment of approximately $307,400 for prepaid heating expenses. Advances to suppliers as of December 31, 2016 represents the down payment for the purchase of machinery of approximately $1,630,700 and the advance for construction of $71,400, respectively..

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

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three and six months ended December 31, 2016 and 2015.

Biological Assets

Biological assets consist of dairy cows for milking purposes and breeding.

Immature Biological Assets

Immature biological assets are recorded at cost, including acquisition costs, transportation costs, insurance, and feeding costs, incurred in raising the cows. Once the cow is able to produce milk, the cost of the immature biological asset is transferred to mature biological assets using the weighted average cost method.

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

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and six months ended December 31, 2016 and 2015.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and June 30, 2016, undistributed earnings allocated to Zhongxian Information were approximately $205,200,000 and $192,800,000, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of December 31, 2016 and June 30, 2016, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended December 31, 2016 and 2015.

BVI

Value Development and Hope Diary are incorporated in the BVI and are governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Value Development Group Limited and China Dairy are incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and months ended December 31, 2016 and 2015.

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, Jiasheng Consulting, Zhongxian Information and its two subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of December 31, 2016 and June 30, 2016, the required statutory reserves have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

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

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

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

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31, 2016	June 30, 2016
	(Unaudited)

Machinery and equipment	$3,700,065	$3,866,619
Automobiles	2,156,748	2,253,832
Building and building improvements	25,708,743	26,865,993

	31,565,556	32,986,444
Less: accumulated depreciation	(4,392,580)	(3,354,779)

Construction in process	6,883,056	4,696,092

Property, plant and equipment, net	$34,056,032	$34,327,757

Construction in Progress (“CIP”) contains amounts paid and accrued for completed new construction which has not been placed into service as of December 31, 2016 and June 30, 2016. No depreciation has been taken on CIP as of December 31, 2016 and June 30, 2016. Depreciation expense charged to operations for the three and six months ended December 31, 2016 and 2015 were $601,118 and $482,206, respectively, $1,216,792 and $757,911, respectively.

On January 20, 2016, the Company signed an agreement with Harbin Dongan Architecture Co., Ltd to construct a new forage production plant. The total agreement amount is RMB 45,615,000 (US $ 6,568,560). As of December 31, 2016 and June 30, 2016, the Company paid RMB 45,615,000 (US $ 6,568,560) and RMB 28,321,000 (US $ 4,261,801), respectively. As of December 31, 2016, all payments have been made.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

5.	Biological assets

Biological assets consist of the following:

	December 31, 2016	June 30, 2016
	(Unaudited)

Immature biological assets	$33,008,674	$32,518,050
Mature biological assets	38,949,751	36,660,416

	71,958,425	69,178,466
Less: accumulated depreciation	(5,097,803)	(5,041,615)

Biological assets, net	$66,860,622	$64,136,851

On November 1, 2016, Xinhua Cattle purchased 3,000 adult cows at a total price of RMB 45,000,000 (US $6,480,000).

Xinhua Cattle sold totally 3,689 female calves to outside parties at a total price of RMB 16,749,500 (US $2,482,276) in the six months ended December 31, 2016. The net value of these female calves was approximate $3,386,000.

On November 1, 2016, Xinhua Cattle sold 2,000 new purchased adult cows to 6 local farmers at a total price of RMB 34,000,000 (US $5,038,800) with a net value of RMB 30,000,000 (US $4,446,000). On November 3, 2016, Xinhua Cattle sold 2,000 adult cows to another 6 local farmers at a total price of RMB 24,000,000 (US $3,556,800) with a net residual value of RMB 14,609,375 (US $2,165,109). On December 1, 2016, Xinhua Cattle sold 130 adult cows to one local farmer at a total price of RMB 1,040,000 (US $154,128) with a net residual value of RMB 704,556 (US $104,415). No any principle payment was received yet on December 31, 2016 for the above disposal. On November 4, 2016, Xinhua Cattle also sold 1,542 adult cows to an outside party at a total price of RMB 6,915,550 (US $1,024,885) with a net residual value of RMB 7,705,937 (US $1,142,020).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

5.	Biological assets (CONTINUED)

On November 2, 2016, Yulong Cattle purchased 5,000 adult cows at a total price of RMB 75,000,000 (US $10,800,000).

Yulong Cattle sold 1,353 female calves to outside parties at a total price of RMB 6,056,000 (US $897,499) in the six months ended December 31, 2016. The net value of these female calves was approximate $863,000.

On November 1, 2016, Yulong Cattle sold 2,317 adult cows to 8 local farmers at a total price of RMB 19,033,000 (US $2,820,691) with a net value of RMB 17,724,914 (US $2,626,832). On November 2, 2016, Yulong Cattle sold 2,000 new purchased adult cows to another 8 local farmers at a total price of RMB 34,000,000 (US $5,038,800) with a net residual value of RMB 30,000,000 (US $4,446,000). No any principle payment was received yet on December 31, 2016 for the above disposal. On November 2, 2016, Yulong Cattle sold 142 adult cows to an outside party at a total price of RMB 994,000 (US $147,311) with a net residual value of RMB 1,114,344 (US $165,146).

Depreciation expense for the three and six months ended December 31, 2016 and 2015 was $1,428,838 and $595,133, respectively, $2,472,076 and $1,218,068, respectively, all of which was included in cost of goods sold in the consolidated statements of operations and other comprehensive income (loss).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

6.	Notes Receivable

Notes receivable are related to sales of cows (mature biological assets) to local farmers.

In December 2016, November 2016, September 2011, August 2011 and June 2011, Xinhua Cattle sold 130, 4,000, 3,787, 5,635, and 2,000 of its cows to local farmers, respectively. 2,000 of the cows sold were purchased from outside parties for $4,446,000. The remaining cows sold were raised by Xinhua.

In November 2016, November 2014 and December 2014, Yulong sold 4,317, 3,714 and 2,955 cows respectively, to local farmers. 5,500 of the cows sold were purchased from outside parties for $8,996,000. The remaining cows sold were raised by Yulong.

The company had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. As of December 31, 2016, the farmers had fully repaid the principle payments.

Pursuant to agreements for the sale of cows signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended december 31, 2016 AND 2015

(UNAUDITED)

6.	Notes Receivable (continued)

Pursuant to the agreements signed in November 2016 and December 2016, the sales price will be collected in monthly installments plus interest at 5% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay a 20% of monthly milk sales generated from the cows sold. The 20% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. While the 20% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

During the three and six months ended December 31, 2016 and 2015, the Company received principal and interest payments of $517,842 and $357,189, respectively, $1,155,011 and $1,218,855, respectively. Commission income for the three and six months ended December 31, 2016 and 2015, was $4,510,324 and $5,018,969, respectively, $8,333,329 and $10,211,095, respectively, under these agreements.

Notes receivable at December 31, 2016 and June 30, 2016 consists of the following:

	December 31, 2016	June 30, 2016
	(Unaudited)

Notes receivable	$21,764,715	$7,052,255
Less: discount for interest	-	(11,270)

	21,764,715	7,040,985
Less: current portion	(3,922,852)	(2,097,363)

Non-current portion	$17,841,863	$4,943,622

The related commission receivable of $6,460,980 and $6,962,080 at December 31, 2016 and June 30, 2016, respectively, is included in accounts receivable in the consolidated balance sheets.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

6.	Notes Receivable (continued)

Future maturities of notes receivable as of December 31, 2016 are as follows:

Year Ending December 31,

2017	$3,923,000
2018	3,593,000
2019	3,085,000
2020	2,688,000
2021	2,688,000
Thereafter	5,788,000

$21,765,000

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectability of individual balances, it will provide an allowance, if necessary.

7.	LeaseS

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” for a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company entered into an agreement with the municipality of Qiqihaer for the “land use right” from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The unamortized balance of $5,004,000 and $5,285,680 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten-year rental of RMB 30,000,000 (US$4,686,000). The unamortized balance of $2,052,000 and $2,370,092 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

7.	LeaseS (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” for 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The unamortized balance of $10,243,238 and $10,820,258 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively. The lease provides for renewal options.

On May 7, 2015, the Company obtained another “land use right” for 250,000 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased buildings on the land which includes cowsheds, an office building and a flat building. The lease period for these buildings is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,058,000) as prepaid leases. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The unamortized balance of $10,179,274 and $10,825,203 is included in prepaid leases in the consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively.

On May 14, 2015, the Company obtained another “land use right” for 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased buildings on the land which includes cowsheds, an office building and a flat building. The lease period for buildings is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid leases. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The unamortized balance of $15,216,700 and $16,182,280 is included in prepaid leases in the consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively.

Rent expense charged to operations for the three and six months ended December 31, 2016 and 2015 was $421,538 and $449,960, respectively, $853,284 and $908,577, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers and directors for a one-year period with renewal options after expiration, with the current agreements expiring in June and August, 2017. For the three and six months ended December 31, 2016 and 2015, compensation under these agreements was $69,987 and $19,699, respectively, $135,996 and $39,240, respectively.

At December 31, 2016, the future commitment under these agreements is approximately $126,000.

9.	Related party transactions

In July 2016, Xinhua Cattle contributed net profit of $6,225,856 and $99,923, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007.

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which the Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). The loans outstanding were $1,747,735 and $1,672,707 as of December 31, 2016 and June 30, 2016, respectively.

In 2012, CMCI issued 9,000,000 shares of common stock, valued at $0.34 per share, for a total of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong. Zhongxian Information recorded the value of these shares as due to CMCI. China Dairy paid CMCI on June 29, 2016.

10.	Interim dividend

In July 2016, the Company paid the dividend declared at AUD $0.0057 per share, total of AUD $1,965,967 to its minority shareholders.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

11.	Income taxes

The provision for income taxes consisted of the following for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$-	$-	$-
Deferred	-	-	-	2,441,438

	$-	$-	$-	$2,441,438

The following table reconciles the effective income tax rates with the statutory rates for the six months ended December 31:

	2016	2015
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	0.32%	0.11%
Other	(25.32%)	(39.00%)

Effective income tax rate	-	(13.89%)

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

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

11.	Income taxes (continued)

The tax laws of China permit the carry forward of net operating losses for a period of five years. Undistributed earnings from Xinhua Cattle and Yulong are not taxable until such earnings are actually distributed to Jiasheng Consulting. A deferred tax liability was provided for the tax to be paid when these earnings are distributed. On September 16, 2015 due to the termination of VIE structure (Note 1), Jiasheng Consulting would not be taxable in the future undistributed earnings from Xinhua Cattle and Yulong under the Enterprise Income Tax Law that a Chinese resident enterprise has an exemption of dividend income received from another Chinese resident enterprise.

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2016	June 30, 2016
	(Unaudited)

Net operating loss carryforwards	$492,508	$497,542
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(37,685,735)	(39,446,504)

	(38,623,626)	(40,379,361)
Less valuation allowance	(492,508)	(497,542)

Net deferred tax (liabilities)	$(39,116,134)	$(40,876,903)

At December 31, 2016 and June 30, 2016, Zhongxian Information had unused operating loss carry-forwards of approximately $1,970,000 and $1,990,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $493,000 and $498,000 against the deferred tax asset related to the net operating loss carry forward at December 31, 2016 and June 30, 2016, due to the uncertainty of realizing the benefit.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

11.	Income taxes (continued)

The Company’s tax filings are subject to examination by the tax authorities. The tax years from 2009 to 2015 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for tax years 2014 and 2015. The 2013 tax return was examined by the Internal Revenue Service and resulted in no adjustment.

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

Three customers accounted for approximately 98% and 69% of milk sales for the three months ended December 31, 2016 and 2015, respectively. Four customers accounted for approximately 100% and eight customers accounted for approximately 100% of milk sales for the six months ended December 31, 2016 and 2015, respectively. Three customers also accounted for approximately 72% and 71% of accounts receivable at December 31, 2016 and June 30, 2016, respectively.

Ninety farmers and seventy-six farmers accounted for the notes receivable at December 31, 2016 and June 30, 2016, respectively.

13.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent’s, balance sheet as of June 30, 2016, and the statements of income and statements of cash flows for the year ended June 30, 2016:

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

13.	Parent company only condensed financial information (CONTINUED)

Condensed Balance Sheet

ASSETS	June 30, 2016

Stockholder loans	$3,067,131
Investment in subsidiaries	90,778,893

TOTAL ASSETS	$93,846,024
LIABILITIES AND stockholders’ EQUITY

Stockholder loans	$1,672,707

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100
Additional paid-in capital	49,709,237
Retained earnings	42,410,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,846,024

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

13.	Parent company only condensed financial information (CONTINUED)

Condensed Statement of Income

For The Year Ended June 30,
2016

Revenues:
Share of earnings from investment in subsidiaries and VIE	$18,935,506

Operating expenses:
General and administrative	37,781,000

Net (loss)	$(18,845,494)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

(UNAUDITED)

13.	Parent company only condensed financial information (CONTINUED)

Condensed Statement of Cash Flows

For the year ended June 30,
2016

Cash flows from operating activities
Net (loss)	$(18,845,494)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(18,935,506)
Stock compensation for shareholder and consultants	37,781,000
Decrease in loan receivable	3,208,151

Net cash provided by operating activities	3,208,151

Effect of exchange rate changes on cash	(141,020)

Net change in cash	3,067,131
Cash, beginning of period	-

Cash, end of period	$3,067,131

Basis of Presentation

The Company records its investment in its subsidiaries under the equity method of accounting. Such investments are presented as “Investment in subsidiaries” on the condensed balance sheet and the subsidiaries and VIE profits upon September 16, 2015 (the date of VIE structure dissolved - Note 1)) are presented as “Share of earnings from the investment in subsidiaries” in the condensed statement of income.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and six MONTHS ended December 31, 2016 AND 2015

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

There were no cash transactions in the US parent company during the year ended June 30, 2016.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries were $ 92,173,317 as of June 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended December 31, 2016 and 2015. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 484 tons per day. We also have 88 exclusive individual partners on December 31, 2016 with an aggregate fresh milk production capacity of approximately 374 tons per day. We have four major customers, one of which is the leading dairy company in China. During the three months ended December 31, 2015, we terminated the contracts with certain customers and entered into contracts with four new customers.

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

Sale of Cows

We had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. We also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for our assistance in arranging for the sale of the milk. As of December 31, 2016, the farmers had fully repaid the principle payments.

In December 2016, November 2016, September 2011, August 2011, and June 2011, Xinhua Cattle sold 130, 4,000, 3,787, 5,635, and 2,000 of its cows to local farmers, respectively. 2,000 of the cows sold were purchased from outside parties for $4,446,000. The remaining cows sold were raised by Xinhua. In November 2016, November2014 and December 2014, Yulong sold 4,317, 3,714 and 2,995 cows to local farmers respectively. 5,500 of the cows sold were purchased from outside unrelated parties for $8,996,000. The remaining cows sold were raised by Yulong.

Pursuant to agreements for the sale of cows signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for our assistance in arranging for the sale of the milk. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

Pursuant to the agreements signed in November 2016 and December 2016, the sales price will be collected in monthly installments plus interest at 5% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay a 20% of monthly milk sales generated from the cows sold. The 20% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for our assistance in arranging for the sale of the milk. While the 20% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $24,861) including insurance of RMB 100,000 (US $ 15,540). The cows had a net book value approximately $43,000 as of the disposal date, which includes cost basis approximate $560,000 and accumulated depreciation approximately $516,000. In May 2016, Xinhua Cattle sold 904 cows to an outside party at a total price of RMB 3,616,000(US $561,854). The cows had a net book value approximately $564,000 as of the disposal date, which includes cost basis approximate $1,147,000 and accumulated depreciation approximately $583,000. In June 2016, Xinhua Cattle also sold 500 female calves to an outside party at a total price of RMB 2,000,000 (US $310,760). The cost of these female calves was approximate $322,000.  In November, 2016, Xinhua Cattle also sold 1,542 adult cows to an outside party at a total price of RMB 6,915,550 (US $1,024,885) with a net residual value of RMB 7,705,937 (US $1,142,020). Xinhua Cattle sold totally 3,689 female calves to outside parties at a total price of RMB 16,749,500 (US $2,482,276) in the six months ended December 31, 2016. The net value of these female calves was approximate $3,386,000.

In November 2015, Yulong Cattle Sold 347 cows to an outside party at a total price of RMB 1,144,800 (US $177,879) including insurance of RMB 104,100 (US $ 16,175). The cows had a net book value approximately $254,000 as of the disposal date, which includes cost basis approximate $588,000 and accumulated depreciation approximately $335,000. In May 2016, Yulong Cattle sold 331 cows to an outside party at a total price of RMB 1,390,200 (US $216,009). The cows had a net book value approximately $324,000 as of the disposal date, which includes cost basis approximate $709,000 and accumulated depreciation approximately $385,000. In November, 2016, Yulong Cattle sold 142 adult cows to an outside party at a total price of RMB 994,000 (US $147,311) with a net residual value of RMB 1,114,344 (US $165,146). Yulong Cattle also sold 1,353 female calves to outside parties at a total price of RMB 6,056,000 (US $897,499) in the six months ended December 31, 2016. The net value of these female calves was approximate $863,000.

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $49, $62, $71 and $110, respectively, which paid for calve, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses increased to $56, $73, $83 and $130, respectively, paid for each type of cows. Since September 2015, such expenses increased to $65, $83, $96 and $151, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs increased to $74, $92, $111 and $252 for each calve, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of three months ended December 31, 2016 and 2015

The following table sets forth certain information regarding our results of operations for the three months ended December 31, 2016 and 2015.

	For the three months ended December 31,
			Change
	2016	2015	Amount	%
Revenue	$29,600,124	$24,025,394	$5,574,730	23%
Cost of goods sold	18,447,123	14,381,212	4,065,911	28%
Gross profit	11,153,001	9,644,182	1,508,819	16%
Operating expenses	1,313,557	1,237,590	75,967	6%
Operating income/(loss)	9,839,444	8,406,592	1,432,852	17%
Other income and (expenses)	1,885,434	121,237	1,764,197	1,455%
Income before income taxes	11,724,878	8,527,829	3,197,049	37%
Provision for income taxes	-	-	-	-%
Net income before noncontrolling interests	11,724,878	8,527,829	3,197,049	37%
Noncontrolling interests	5,562,910	3,460,714	2,102,196	61%
Net income attributable to controlling interests	$6,161,968	$5,067,115	$1,094,863	22%

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $29,600,124 for the three months ended December 31, 2016, an increase of $5,574,730 or 23%, compared to $24,025,394 for the three months ended December 31, 2015. There are two main reasons caused such increase: 1) total milk cows increased from 15,454 to 20,044 and 2) milk’s sale price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximately 98% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended December 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$25,089,800	$19,006,425	$6,083,375	32%
Sales commissions	4,510,324	5,018,969	(508,645)	(10%)
Total revenue	$29,600,124	$24,025,394	$5,574,730	23%

For the three months ended December 31, 2016, our revenue generated from natural milk sales was $25,089,800 which represented an increase of $6,083,375 or an increase of 32% compared to $19,006,425 for the three months ended December 31, 2015. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the three months ended December 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$25,089,800	$19,006,425	$6,083,375	32%
Number of milk cows	20,044	15,454	4,590	30%
Revenue from per milk cow	$1,251	$1,230	$22	2%

The revenue per milk cow increased to $1,251 for the three months ended December 31, 2016 from $1,230 for the three months ended December 31, 2015, an increase of $22 or 2%. There are three main reasons that caused the increase in natural milk sales, of which two were described above: 1) total milk cows increased from 15,454 to 20,044 which represented an increase of 30%; 2) milk’s sales price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximate 98% of total milk sales which represented an increase of 5%. In addition, due to the purchase of new adult cows during the year ended June 30, 2016 and during the three months ended December 31, 2016, the average age of the adult milk cows decreased, which contributed to the slight increase in daily production. However, due to the new purchase of adult cows in November 2016, it will take some time for the adult cows to accommodate the new feeding condition and consequently daily production was slightly affected.

The sales commissions from local farmers decreased by $508,645 or 10% to $4,510,324 for the three months ended December 31, 2016 from $5,018,969 for the three months ended December 31, 2015. Although the average quantity of milk cows we now earn commission on increased by 21% or 1,895, to 18,771 for the three months ended December 31, 2016 from 16,876 for the three months ended December 31, 2015 due to the new disposal of 8,447 adult cows to total 29 local farmers in November and December 2016. However, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before. The average quantity of milk cows from the disposal in November 2016 and December 2016 covered 30% of total average quantity of milk cows. Thus, the sales commission still decreased for the three months ended December 31, 2016 by comparing with prior period.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng District and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $130 per cow before September 2015 to $251 per cow since September 2015. It was increased to $252 per cow per month since October 2015. Direct feeding expenses and food costs paid to local farmers were not changed after October 2015. As a result, there was no significant change on the cost per cow.

	For the three months ended December 31,
			Change
	2016	2015	Amount	%
Cost of goods sold	$18,447,123	$14,381,212	$4,065,911	28%
Average number of milk cows	20,044	15,454	4,590	30%
Cost per milk cow	$920	$931	$(10)	(1%)

The cost per milk cow decreased to $920 for the three months ended December 31, 2016 which represented a decrease of $10 or 1% compared to $931 for the three months ended December 31, 2015. While we had an increase in our cost of goods sold, because the total number of milk cows increased at a larger percentage than the increase of the cost of goods sold, the cost per milk cow had a slight decrease for the three months ended December 31, 2016 comparing to the three months ended December 31, 2015..

Gross profit margin

Our gross profit margin was 37.7% for the three months ended December 31, 2016 which decreased by 6.1% from 40.1% for the three months ended December 31, 2015. The main reason for such a decrease primarily caused by the increase in the portion of milk sales which yield a lower gross profit margin than sales commission.

Operating expenses

Our operating expenses slightly increased to $1,313,557 for the three months ended December 31, 2016 from $1,237,590 for the three months ended December 31, an increase of $75,967 or 6%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes or VAT surcharges, etc. We incurred a total of $32,474 and $283,760 in VAT surcharges and business taxes for the three months ended December 31, 2016 and 2015, respectively. We classified these VAT surcharges and business taxes as selling expenses.

Operating income (loss)

As a result of the foregoing, we had operating income of $9,839,444 and $8,406,592 for the three months ended December 31, 2016 and 2015, respectively.

Non-operating income (expenses)

For the three months ended December 31, 2016, non-operating income consists primarily of interest income of $243,370 earned on the outstanding notes receivable from the farmers and other non-operating income of $30,378 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $1,611,686 for the three months ended December 31, 2016. For the three months ended December 31, 2015, non-operating income consists primarily of interest income of $147,101 earned on the outstanding notes receivable from the farmers and other non-operating income of $43,991 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $69,855.

Comparison of six months ended December 31, 2016 and 2015

The following table sets forth certain information regarding our results of operations for the six months ended December 31, 2016 and 2015.

	For the six months ended December 31,
			Change
	2016	2015	Amount	%
Revenue	$59,616,534	$45,203,705	$14,412,829	32%
Cost of goods sold	37,560,775	23,197,122	14,363,653	62%
Gross profit	22,055,759	22,006,583	49,176	0%
Operating expenses	2,832,652	39,919,394	(37,086,742)	(93%)
Operating income/(loss)	19,223,107	(17,912,811)	37,135,918	207%
Other income and (expenses)	2,023,300	340,928	1,682,373	493%
Income before income taxes	21,246,407	(17,571,883)	38,818,290	221%
Provision for income taxes	-	2,441,438	(2,441,438)	N/A
Net income before noncontrolling interests	21,246,407	(20,013,321)	41,259,728	206%
Noncontrolling interests	10,087,015	6,664,624	3,422,391	51%
Net income attributable to controlling interests	$11,159,392	$(26,677,945)	$37,837,337	142%

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $59,616,534 for the six months ended December 31, 2016, an increase of $814,412,829 or 32%, compared to $45,203,705 for the six months ended December 31, 2015. There are two main reasons caused such increase: 1) total average milk cows increased from 14,434 to 20,327 and 2) milk’s sale price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximately 98% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the six months ended December 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$51,283,205	$34,992,610	$16,290,595	47%
Sales commissions	8,333,829	10,211,095	(1,877,766)	(18%)
Total revenue	$59,616,534	$45,203,705	$14,412,829	32%

For the six months ended December 31, 2016, our revenue generated from natural milk sales was $51,283,205 which represented an increase of $16,290,595 or 47% compared to $34,992,610 for the six months ended December 31, 2015. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the six months ended December 31,
			Change
	2016	2015	Amount	%
Sales of natural milk	$51,283,205	$34,992,610	$16,290,595	47%
Average number of milk cows	20,327	14,434	5,893	41%
Revenue from per milk cow	$2,523	$2,424	$99	4%

The revenue per milk cow increased to $2,523 for the six months ended December 31, 2016 from $2,424 for the six months ended December 31, 2015, an increase of $99 or 4%. There are three main reasons that caused the increase in natural milk sales, of which two were described above: 1) total average milk cows were increased from 14,434 to 20,327 which represented an increase by 41%; 2) milk’s sales price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximate 98% of total milk sales which represented an increase by 5%. In addition, due to the purchase of new adult cows during the year ended June 30, 2016, the average age of the adult milk cows decreased, which contributed to the slight increase in daily production.

The sales commissions from local farmers decreased by $1,877,766 or 18% to $8,333,329 for the six months ended December 31, 2016 from $10,211,095 for the six months ended December 31, 2015. The average quantity of milk cows we now earn commission on decreased by 4% or 740, to 16,224 for the six months ended December 31, 2016 from 16,964 for the six months ended December 31, 2015 due to a number of milk cows which had been fully depreciated on for the six months ended December 31, 2016. Although the new disposal of 8,447 adult cows to total 29 local farmers in November and December 2016, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before. The average quantity of milk cows from the disposal in November 2016 and December 2016 covered approximate 30% of total average quantity of milk cows. Thus, the sales commission decreased for the six months ended December 31, 2016 by comparing with prior period.

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

	For the six months ended December 31,
			Change
	2016	2015	Amount	%
Cost of goods sold	$37,560,775	$23,197,122	$14,363,653	62%
Average number of milk cows	20,327	14,434	5,893	41%
Cost per milk cow	$1,848	$1,607	$241	15%

The cost per milk cow increased to $1,848 for the six months ended December 31, 2016 which represented an increase of $241 or 15% compared to $1,607 for the six months ended December 31, 2015. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 37.0% for the six months ended December 31, 2016 which decreased by 24.0% from 48.7% for the six months ended December 31, 2015. The main reason for such a decrease was the increase in feeding and food cost and direct production overhead. In addition, the increase in the portion of milk sales yield a lower gross profit margin than sales commission.

Operating expenses

Our operating expenses sharply decreased to $2,832,652 for the six months ended December 31, 2016 from $39,919,394 for the six months ended December 31, 2015, a decrease of $37,086,742 or 93%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred a total of $60,000 and $571,821 in VAT surcharges and business taxes for the six months ended December 31, 2016 and 2015, respectively. We classified these VAT surcharges and business taxes as selling expenses. As we discussed above, we restructured in July, 2015 and have been listed on the ASX main board. We lost 40% of the interest of our operating company as a result. We treated the reduction of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 as it was recorded under our G&A expenses for the six months ended December 31, 2015. This is the main reason that caused such sharp decrease in our operating expenses.

Operating income (loss)

As a result of the foregoing, we had operating income of $19,223,107 for the six months ended December 31, 2016, representing an increase of $37,135,918, as compared to operating loss of $17,912,811 for the six months ended December 31, 2015.

Non-operating income (expenses)

For the six months ended December 31, 2016, non-operating income consists primarily of interest income of $367,033 earned on the outstanding notes receivable from the farmers and other non-operating income of $66,006 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $1,590,261 for the six months ended December 31, 2016. For the six months ended December 31, 2015, non-operating income consists primarily of interest income of $346,544 earned on the outstanding notes receivable from the farmers and other non-operating income of $99,399 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $105,015.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $0 and $0, respectively, $0 and $2,441,438, respectively for the three and six months ended December 31, 2016 and 2015, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. We had a net income (loss) before non-controlling interests of $11,724,878 and $$8,527,829, respectively, $21,246,407 and $(21,013,321), respectively, which represented an increase in $3,197,049 or 37% and $41,259,728 or 206%, respectively, for the three and six months ended December 31, 2016 and 2015. We initially owned 99% of Xinhua Cattle’s shares and our non-controlling interest was only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which we own 60% through our wholly owned subsidiary, Hope Diary. This transaction resulted a reduction of our interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders increased from 1% to 46.93%. $5,562,910 and $3,460,714, respectively, $10,087,015 and $6,664,624, respectively, was attributed to non-controlling interest for the three and six months ended December 31, 2016 and 2015. We had net income (loss) attributable to the common stockholders of the Company of $6,161,968 and $5,067,115, respectively, $11,159,392 and $(26,677,945), respectively, representing $0.12 per share and $0.10 per share, respectively, $0.21 per share and $(0.50) per share, respectively, for the three and six months ended December 31, 2016 and 2015.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended December 31, 2016 and 2015, we incurred foreign currency translation adjustments loss of $7,239,656 and $2,545,664, respectively, $7,488,645 and $7,585,892, respectively. They are reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of December 31, 2016 and June 30, 2016, we had no bank debt but amounts owed to shareholders of $1,747,735 and $1,672,707, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States and in Australia because of the restriction of official bank transfers abroad. At the same time, we had $26,216,444 and $30,780,198 in cash at December 31, 2016 and June 30, 2016 as well as working capital of $56,191,450 and $56,811,959, respectively.

Operating activities

During the six months ended December 31, 2016, our operating activities provided $23,841,873 in net cash, compared to $10,423,5502 during the six months ended December 31, 2015.The net cash provided in the six months ended December 31, 2016 was slightly higher than our net income primarily due to the depreciation on fixed assets and biological properties of $3,688,868 and amortization on lease of $853,284. The gain of disposal from biological properties reduced our cash provided by operating activities by $1,613,232 for the six months ended December 31, 2016. The net cash provided in the six months ended December 31, 2015 was slightly higher than our net income (loss) primarily due to the lack of deferred income tax liabilities, increase in depreciation on fixed assets and biological properties of $3,688,868 and amortization on lease of $853,284 and the stock compensation for shareholders and consultants of $0. In addition, the decrease in accounts receivable of $243,397, decrease in inventories of $56,681, increase in prepaid expenses of $349,271, increase in interest receivable and increase in accrued expenses and other paybles of $71,673 caused the increase in cash.

Investing activities

During the six months ended December 31, 2016, our investing activities provided a cash outflow of $25,978,637 compared with a cash outflow of $33,147,429 for the six months ended December 31, 2015. The food costs and feeding expenses for biological properties used cash of $9,679,209 and $8,165,115 for the six months ended December 31, 2016 and 2015, respectively. For the six months ended December 31, 2016 and 2015, we spent $17,784,000 and $5,767,590, respectively, for purchasing milk cows. Conversely, we received cash of $1,143,912 and $1,074,970 during the six months ended December 31, 2016 and 2015, respectively, from the collection of notes receivable from the disposal of biological properties in 2011 and 2014. For the six months ended December 31, 2016 and 2015, we also received $4,551,970 and $180,397 in cash from our disposal of biological properties, respectively. For the six months ended December 31, 2016 and 2015, we spent $4,211,310 and $20,469,991, respectively, for the addition of PP&E for daily operations. The material additions during the six months ended December 31, 2015 were the production facilities, office buildings, cow-houses, and forage storage built and refurbished on the new land, which mostly were completed and in service before June 30, 2016. The material additions during the six months ended December 31, 2016 were the production facilities and forage plant which were not completed and in service as of December 31, 2016.

Financing activities

Our financing activities mainly included proceeds from shareholders dividends payment for the six months ended December 31, 2016. For the six months ended December 31, 2016 and 2015, we received $56,679 and $77,517 from shareholders, respectively. For the six months ended December 31, 2016, we paid total dividends of $1,460,347 to our subsidiary’s shareholders.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of December 31, 2016 and June 30, 2016 for the three and six months ended December 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Management conducted an assessment as of December 31, 2016 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended December 31, 2016.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: February 21, 2017	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: February 21, 2017	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

