Form 10-Q
period 2017-03-31
China Modern Agricultural Information, Inc.
filed 2017-05-15
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at May 15, 2017.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

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

March 31, 2017 and 2016

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2017 AND June 30, 2016

ASSETS	March 31, 2017	June 30, 2016
	(Unaudited)

Current assets
Cash	$36,957,482	$30,780,198
Accounts receivable	24,697,889	24,783,720
Inventories	852,253	1,122,843
Prepaid expenses	710,043	1,216,963
Interest receivable	1,101,147	474,803
Notes receivable, current portion	3,859,089	2,097,363

Total current assets	68,177,903	60,475,890

Property, plant and equipment, net	33,720,556	34,327,757

Other assets
Notes receivable	17,247,903	4,943,622
Equipment deposits	1,715,082	-
Prepaid leases and construction	42,603,638	45,483,513
Biological assets, net	68,766,790	64,136,851

Total other assets	130,333,413	114,563,986

TOTAL ASSETS	$232,231,872	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

MARCH 31, 2017 AND JUNE 30, 2016

LIABILITIES AND stockholders’ EQUITY	March 31, 2017	June 30, 2016
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$458,429	528,430
Dividend payable	1,687,779	1,462,794
Stockholder loans	1,854,922	1,672,707

Total current liabilities	4,001,130	3,663,931

Deferred income taxes	39,414,937	40,876,903

Total liabilities	43,416,067	44,540,834

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	49,709,237
Retained earnings	57,171,390	42,410,980
Statutory reserve fund	420,406	420,406
Other comprehensive (loss)	(12,470,295)	(6,881,547)

Sub-total	94,883,838	85,712,176

Noncontrolling interests	93,931,967	79,114,623

Total stockholders’ equity	188,815,805	164,826,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,231,872	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Revenues
Milk sales	$24,571,384	$21,492,079	$75,854,589	$56,576,754
Sales commission	4,775,473	4,844,348	13,108,802	15,051,808

Total revenues	29,346,857	26,336,427	88,963,391	71,628,562
Cost of goods sold	(17,920,642)	(15,821,031)	(55,481,417)	(39,112,813)

Gross profit	11,426,215	10,515,396	33,481,974	32,515,749

Operating expenses
Research and development	214,896	-	653,568	-
Selling and marketing	246,601	557,155	831,318	1,517,054
General and administrative	818,509	1,070,527	2,627,772	39,987,718

Total operating expenses	1,280,006	1,627,682	4,112,658	41,504,772

Operating income (loss)	$10,146,209	$8,887,714	$29,369,316	$(8,989,023)

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Other income (expense)
Interest income on notes receivable	$296,627	$140,404	$663,660	$486,312
(Loss) gain on sale of cows	(396,452)	-	1,193,809	(103,913)
Other non-operating income	32,023	24,389	98,029	123,266

Total other (expenses) income	(67,802)	164,793	1,955,498	505,665

Income (loss) before income taxes	10,078,407	9,052,507	31,324,814	(8,483,358)
Provision for income taxes	-	-	-	2,415,816

Net income (loss) before noncontrolling interests	10,078,407	9,052,507	31,324,814	(10,899,174)
Noncontrolling interests	(4,785,844)	(5,637,682)	(14,872,859)	(12,771,911)

Net income (loss) attributable to common stockholders	$5,292,563	$3,414,825	$16,451,955	$(23,671,085)

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016 (Unaudited) (IN U.S. $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Other comprehensive income (loss)
Foreign currency translation adjustment	$1,899,898	$1,029,227	$(5,588,748)	$(6,556,665)

Total comprehensive income (loss) before noncontrolling interests	11,978,305	10,081,734	25,736,066	(17,455,839)
Comprehensive income attributable to noncontrolling interests	(4,785,844)	(5,637,682)	(14,872,859)	(12,771,911)
Net Comprehensive income attributable to common stockholders	7,192,461	4,444,052	10,863,207	(30,227,750)

Earnings (loss) per common share, basic and diluted	$0.10	$0.06	$0.31	$(0.45)

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY (IN U.S. $)

FOR THE Nine MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive (Loss)	Total

Balance, June 30, 2016	$53,100	$49,709,237	$42,410,980	$420,406	$79,114,623	$(6,881,547)	$164,826,799

Net income	-	-	16,451,955	-	14,872,859	-	31,324,814
Dividend declared			(1,691,545)				(1,691,545)
Profit contribution to minority shareholder	-	-	-	-	(55,515)	-	(55,515)
Other comprehensive (loss)	-	-	-	-	-	(5,588,748)	(5,588,748)

Balance March 31, 2017 (unaudited)	$53,100	$49,709,237	$57,171,390	$420,406	$93,931,967	$(12,470,295)	$188,815,805

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	2017	2016

Cash flows from operating activities
Net income (loss)	$31,324,814	$(10,899,174)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	5,445,626	3,334,363
Amortization for prepaid land lease	1,271,289	1,348,534
Deferred income taxes	-	2,415,816
Loss (gain) from disposal from biological assets	(1,193,809)	104,755
Stock compensation for shareholder and consultants	-	37,762,400
Change in operating assets and liabilities
(Increase) in accounts receivable	(859,458)	(16,343,276)
Decrease in inventories	270,590	63,563
Decrease in prepaid expenses	470,102	383,409
(Increase) in interest receivable	(652,636)	(211,869)
Increase in accrued expenses and other payables	58,595	6,036

Net cash provided by operating activities	36,135,113	17,964,557

Cash flows from investing activities
Collection of notes receivable	1,972,099	1,154,760
Proceeds from sales of biological assets	5,533,256	178,454
Purchase of property, plant and equipment	(2,442,342)	(23,454,798)
Increase in biological assets	(12,369,308)	(13,176,885)
Purchase of biological property	(17,664,000)	(10,700,655)
Equipment deposits	(1,740,552)	(1,957,968)

Net cash (used in) investing activities	(26,710,847)	(47,957,092)

Cash flows from financing activities
Proceeds from sales of common stock by subsidiary	-	13,021,267
Dividend payment of subsidiary	(1,397,543)	-
Proceeds from stockholder loans	84,179	114,155

Net cash (used in) provided by financing activities	(1,313,364)	13,135,422

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (IN U.S. $)

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	2017	2016

Effect of exchange rate changes on cash	(1,933,618)	(2,043,572)

Net (decrease) in cash	6,177,284	(18,900,685)
Cash, beginning of year	30,780,198	54,145,781

Cash, end of year	$36,957,482	$35,245,096

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$115,000	$220,921

Construction in process transferred from prepayment	$-	$2,696,426

Construction in process not paid	$-	$249,206

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

1.	ORGANIZATION (CONTINUED)

Our corporate structure pre-resturcture is set forth below:

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

The unaudited consolidated financial statements of the Company as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2016, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2017.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

The exchange rates used to translate amounts in RMB and Australian dollars (the “AUS Dollar”,“AUD$” or “A$”) into US dollars for preparing the consolidated financial statements are as follows:

	March 31, 2017		June 30, 2016		March 31, 2016
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1451	0.7646	0.1505	0.7441	0.1550	0.7668

Amounts included in the statements of income (loss), statement of changes in stockholders’ equity and statements of cash flows for the period	0.1472	0.7548	0.1554	0.7283	0.1561	0.7225

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $1,899,898 and $1,029,227, respectively, $(5,588,748) and $(6,556,665), respectively, for the three and nine months ended March 31, 2017 and 2016, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, interest receivable, notes receivable, prepayments, , equipment deposits, accrued expenses and other payables, dividend payable and stockholder loans, approximated their fair values due to the short maturity of these financial instruments. The carrying value of notes receivable is valued at their net realizable value which approximates the fair value. There were no changes in methods or assumptions during the periods presented.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operating when incurred. Advertising costs were $18,847 and $35,025, respectively, and $143,367 and $45,282, respectively, for the three and nine months ended March 31, 2017 and 2016.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 60 days’ credit terms for its milk sales and usually receives the payment in the following month.    The Company considers all accounts receivable at March 31, 2017 and June 30, 2016, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances if any. There was no allowance for excessive or unusable inventories as of March 31, 2017 and June 30, 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses and Equipment Deposits

Prepaid expenses as of March 31, 2017 and June 30, 2016 mainly represent the prepayments of approximately $644,000and $1,217,000, respectively for prepaid cow insurance expense. Prepaid expenses as of March 31, 2017 also included the prepayment of approximately $66,000 for prepaid heating expenses. Equipment deposits as of March 31, 2017 represents the down payment for the purchase of machine of approximately $1,643,000 and the advance for construction of approximately $72,000, respectively..

Prepaid Leases

Prepaid leases represent the prepayment for grassland rental (see Note 7).

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three and nine months ended March 31, 2017 and 2016.

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and nine months ended March 31, 2017 and 2016.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2017 and June 30, 2016, undistributed earnings allocated to Zhongxian Information were approximately $214,100,000 and $192,800,000, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of March 31, 2017 and June 30, 2016, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended March 31, 2017 and 2016.

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended March 31, 2017 and 2016.

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, Jiasheng Consulting, Zhongxian Information and its two subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of March 31, 2017 and June 30, 2016, the required statutory reserves have been fully funded.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2017	June 30, 2016
	(Unaudited)

Machinery and equipment	$3,728,329	$3,866,619
Automobiles	2,173,224	2,253,832
Building and building improvements	25,905,129	26,865,993

	31,806,682	32,986,444
Less: accumulated depreciation	(5,021,761)	(3,354,779)
Construction in process	6,935,635	4,696,092

Property, plant and equipment, net	$33,720,556	$34,327,757

Construction in Progress (“CIP”) contains amounts paid and accrued for completed new construction which has not been placed into service as of March 31, 2017 and June 30, 2016. No depreciation has been taken on CIP as of March 31, 2017 and June 30, 2016. Depreciation expense charged to operations for the three and nine months ended March 31, 2017 and 2016 were $596,036 and $581,328, respectively, and $1,852,380 and $1,339,239, respectively.

On January 20, 2016, the Company signed an agreement with Harbin Dongan Architecture Co., Ltd to construct a new forage production plant. The total agreement amount is RMB 45,615,000 (US$ 6,568,560). As of March 31, 2017 and June 30, 2016, the Company paid RMB 48,295,000 (US$ 6,935,635) and RMB 28,321,000 (US$ 4,261,801), respectively. As of March 31, 2017, all payments have been made.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

5.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31, 2017	June 30, 2016
	(Unaudited)

Immature biological assets	$34,198,674	$32,518,050
Mature biological assets	40,826,478	36,660,416

	75,025,152	69,178,466
Less: accumulated depreciation	(6,258,362)	(5,041,615)

Biological assets, net	$68,766,790	$64,136,851

On November 1, 2016, Xinhua Cattle purchased 3,000 adult cows at a total price of RMB 45,000,000 (US $6,480,000).

Xinhua Cattle sold a total of 5,070 female calves to outside parties at a total price of RMB 22,273,500 (US $3,278,659) in the nine months ended March 31, 2017. The net value of these female calves was approximately RMB 31,103,000 (US $4,578,000).

On November 1, 2016, Xinhua Cattle sold 2,000 newly purchased adult cows to 6 local farmers at a total price of RMB 34,000,000 (US $5,004,800) with a net value of RMB 30,000,000 (US $4,416,000). On November 3, 2016, Xinhua Cattle sold 2,000 adult cows to another 6 local farmers at a total price of RMB 24,000,000 (US $3,532,800) with a net residual value of RMB 14,609,375 (US $2,150,500). On December 1, 2016, Xinhua Cattle sold 130 adult cows to one local farmer at a total price of RMB 1,040,000 (US $153,088) with a net residual value of RMB 704,556 (US $103,711). Local farmers started to pay principal payment for the above disposal in the three months ended March 31, 2017. On November 4, 2016, Xinhua Cattle also sold 1,542 adult cows to an outside party at a total price of RMB 6,915,550 (US $1,017,969) with a net residual value of RMB 7,705,937 (US $1,134,314).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

5.	BIOLOGICAL ASSETS (CONTINUED)

On November 2, 2016, Yulong Cattle purchased 5,000 adult cows at a total price of RMB 75,000,000 (US $10,882,500).

Yulong Cattle sold 1,657 female calves to outside parties at a total price of RMB 7,272,000 (US $1,070,438) in the nine months ended March 31, 2017. The net value of these female calves was approximately RMB 6,884,000 (US $1,013,000).

On November 1, 2016, Yulong Cattle sold 2,317 adult cows to 8 local farmers at a total price of RMB 19,033,000 (US $2,801,658) with a net value of RMB 17,724,914 (US $2,609,107). On November 2, 2016, Yulong Cattle sold 2,000 new purchased adult cows to another 8 local farmers at a total price of RMB 34,000,000 (US $5,004,800) with a net residual value of RMB 30,000,000 (US $4,416,000). Local farmers started to pay principle payment for the above disposal sinche the three months ended March 31, 2017. On November 2, 2016, Yulong Cattle sold 142 adult cows to an outside party at a total price of RMB 994,000 (US $146,317) with a net residual value of RMB 1,114,344 (US $164,031).

Depreciation expense for the three and nine months ended March 31, 2017 and 2016 was $1,121,171 and $982,220, respectively, and $3,593,246 and $2,200,288, respectively, all of which was included in cost of goods sold in the consolidated statements of operations and other comprehensive income (loss).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

6.	NOTES RECEIVABLE

Notes receivable are related to sales of cows (mature biological assets) to local farmers.

In December 2016, November 2016, September 2011, August 2011 and June 2011, Xinhua Cattle sold 130, 4,000, 3,787, 5,635, and 2,000 respectively of its cows to local farmers. 2,000 of the cows sold were purchased from outside parties for $4,446,000. The remaining cows sold were raised by Xinhua.

In November 2016, November 2014 and December 2014, Yulong sold 4,317, 3,714 and 2,955 cows respectively, to local farmers. 5,500 of the cows sold were purchased from outside parties for $8,996,000. The remaining cows sold were raised by Yulong.

The company had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. As of March 31, 2017, the farmers had fully repaid the principal payments.

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

During the three and nine months ended March 31, 2017 and 2016, the Company received principal and interest payments of $828,097 and $464,590, respectively, $1,983,108 and $1,683,445, respectively. Commission income for the three and nine months ended March 31, 2017 and 2016, was $4,775,473 and $4,844,348, respectively, and $13,108,802 and $15,051,808, respectively, under these agreements.

Notes receivable at March 31, 2017 and June 30, 2016 consists of the following:

	March 31, 2017	June 30, 2016
	(Unaudited)

Notes receivable	$21,106,992	$7,052,255
Less: discount for interest	-	(11,270)

	21,106,992	7,040,985
Less: current portion	(3,859,089)	(2,097,363)

Non-current portion	$17,247,903	$4,943,622

The related commission receivable of $7,221,278 and $6,962,080 at March 31, 2017 and June 30, 2016, respectively, is included in accounts receivable in the consolidated balance sheets.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

6.	NOTES RECEIVABLE (CONTINUED)

Future maturities of notes receivable as of March 31, 2017 are as follows:

Year Ending June 30,

2017	$906,000
2018	3,859,000
2019	3,468,000
2020	2,793,000
2021	2,709,000
Thereafter	7,372,000

$21,107,000

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectability of individual balances, it will provide an allowance, if necessary.

7.	LEASES

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” for a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company entered into an agreement with the municipality of Qiqihaer for the “land use right” from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The unamortized balance of $5,015,019 and $5,285,680 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten-year rental of RMB 30,000,000 (US$4,686,000). The unamortized balance of $1,958,850 and $2,370,092 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

7.	LEASES (CONTINUED)

On February 25, 2013, the Company obtained another “land use right” for 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The unamortized balance of $10,265,593 and $10,820,258 is included in prepaid land lease in the consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively. The lease provides for renewal options.

On May 7, 2015, the Company obtained another “land use right” for 250,000 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased buildings on the land which includes cowsheds, an office building and a flat building. The lease period for these buildings is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,058,000) as prepaid leases. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The unamortized balance of $10,166,529 and $10,825,203 is included in prepaid leases in the consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively.

On May 14, 2015, the Company obtained another “land use right” for 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased buildings on the land which includes cowsheds, an office building and a flat building. The lease period for buildings is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid leases. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The unamortized balance of $15,197,648 and $16,182,280 is included in prepaid leases in the consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively.

Rent expense charged to operations for the three and nine months ended March 31, 2017 and 2016 was $418,006 and $439,977, respectively, $1,271,290 and $1,348,534, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers and directors for a one-year period with renewal options after expiration, with the current agreements expiring in June and August, 2017. For the three and nine months ended March 31, 2017 and 2016, compensation under these agreements was $70,326 and $19,262, respectively, and $206,322 and $58,502, respectively.

At March 31, 2017, the future commitment under these agreements is approximately $63,000.

9.	RELATED PARTY TRANSACTIONS

In July 2016, Xinhua Cattle contributed net profit of $6,225,856 and $99,923, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007.

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which the Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). The loans outstanding were $1,854,922 and $1,672,707 as of March 31, 2017 and June 30, 2016, respectively.

In 2012, CMCI issued 9,000,000 shares of common stock, valued at $0.34 per share, for a total of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong. Zhongxian Information recorded the value of these shares as due to CMCI. China Dairy paid CMCI on June 29, 2016.

10.	INTERIM DIVIDEND

In July 2016, the Company paid the dividend declared at AUD $0.0057 per share, total of AUD $1,965,967 (approximately US $1,398,000) to its minority shareholders.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

11.	INCOME TAXES

The provision for income taxes consisted of the following for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$-	$-	$-
Deferred	-	-	-	2,415,816

	$-	$-	$-	$2,415,816

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended March 31:

	2017	2016
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	0.08%	0.32%
Other	(25.08)%	(53.80)%

Effective income tax rate	-	(28.48)%

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

11.	INCOME TAXES (CONTINUED)

The tax laws of China permit the carry forward of net operating losses for a period of five years. Undistributed earnings from Xinhua Cattle and Yulong are not taxable until such earnings are actually distributed to Jiasheng Consulting. A deferred tax liability was provided for the tax to be paid when these earnings are distributed. On September 16, 2015 due to the termination of VIE structure, Jiasheng Consulting would not be taxable in the future undistributed earnings from Xinhua Cattle and Yulong under the Enterprise Income Tax Law that a Chinese resident enterprise has an exemption of dividend income received from another Chinese resident enterprise.

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2017	June 30, 2016
	(Unaudited)

Net operating loss carryforwards	$504,380	$497,542
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(37,984,538)	(39,446,504)

	(38,910,557)	(40,379,361)
Less valuation allowance	(504,380)	(497,542)

Net deferred tax (liabilities)	$(39,414,937)	$(40,876,903)

At March 31, 2017 and June 30, 2016, Zhongxian Information had unused operating loss carry-forwards of approximately $2,018,000 and $1,990,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $504,000 and $498,000 against the deferred tax asset related to the net operating loss carry forward at March 31, 2017 and June 30, 2016, due to the uncertainty of realizing the benefit.

The Company’s tax filings are subject to examination by the tax authorities. The tax years from 2009 to 2015 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for tax years 2014, 2015 and 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

12.	CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

In November 2015, the Company entered milk sale agreements with another three customers and terminated the contracts with the original four customers. In February 2016, the Company entered into a new milk sale agreement with one customer after terminating the contract with the original customer.

Three customers accounted for approximately 98% and 97% of milk sales for the three months ended March 31, 2017 and 2016, respectively. Three customers accounted for approximately 98% and four customers accounted for approximately 70% of milk sales for the nine months ended March 31, 2017 and 2016, respectively. Three customers also accounted for approximately 70% and 71% of accounts receivable at March 31, 2017 and June 30, 2016, respectively.

Eighty-seven farmers and seventy-six farmers accounted for the notes receivable at March 31, 2017 and June 30, 2016, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE THREE and NINE MONTHS ended MARCH 31, 2017 AND 2016

(UNAUDITED)

13.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Restricted Net Assets (continued)

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by its subsidiaries in the form of loans, ds or cash dividends without the consent of a third party. The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries exceed 25% of the consolidated net assets of the Company.

14.	SUBSEQUENT EVENT

On March 31, 2017, the Company’s subsidiary declared the dividends at AUD $0.0064 per share, total of AUD $4,703,402 to all its shareholders and fully paid in April 21, 2017.

In April, 7 2017, Xinhua Cattle contributed the net profit of $3,436,497 and $34,712, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended March 31, 2017 and 2016. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 495 tons per day. We also have 86 exclusive individual partners on March 31, 2017 with an aggregate fresh milk production capacity of approximately 417 tons per day. We have four major customers, one of which is the leading dairy company in China. During the three months ended December 31, 2015, we terminated the contracts with certain customers and entered into contracts with four new customers.

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

On September 16, 2015, our 60%-owned subsidiary, Jiasheng Consulting, exercised its option to purchase all of the registered equity of our operating subsidiary, Zhongxian Information from its stockholders Zhengxin Liu and Youliang Wang, who are also the members of our Board of Directors, for RMB10,000 (approximately $1,634). Prior to the acquisition, Jiasheng Consulting controlled Zhongxian Information through a series of contractual agreements, which made Zhongxian Information a variable interest entity, the effect of which was to cause the balance sheet and operating results of Zhongxian Information to be consolidated with those of Jiasheng Consulting in our financial statements. As a result of the acquisition by Jiasheng Consulting of the registered ownership of Zhongxian Information, the balance sheet and operating results of Zhongxian Information hereafter continues to be consolidated with those of Jiasheng Consulting as its 100% owned subsidiary. On April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of AUD $16,981,308 (USD $13,021,267). After the IPO, our ownership was diluted to 53.07%.

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

Sale of Cows

We had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. We also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for our assistance in arranging for the sale of the milk. As of March 31, 2017, the farmers had fully repaid the principle payments.

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

In August 2015, Xinhua Cattle sold 200 cows to an outside party at a total price of RMB 160,000(US $24,861) including insurance of RMB 100,000 (US $ 15,540). The cows had a net book value approximately $43,000 as of the disposal date, which includes cost basis approximate $560,000 and accumulated depreciation approximately $516,000. In May 2016, Xinhua Cattle sold 904 cows to an outside party at a total price of RMB 3,616,000(US $561,854). The cows had a net book value approximately $564,000 as of the disposal date, which includes cost basis approximate $1,147,000 and accumulated depreciation approximately $583,000. In June 2016, Xinhua Cattle also sold 500 female calves to an outside party at a total price of RMB 2,000,000 (US $310,760). The cost of these female calves was approximate $322,000.  In November, 2016, Xinhua Cattle also sold 1,542 adult cows to an outside party at a total price of RMB 6,915,550 (US $1,017,969) with a net residual value of RMB 7,705,937 (US $1,134,314). Xinhua Cattle sold totally 5,070 female calves to outside parties at a total price of RMB 22,273,500 (US $3,278,659) in the nine months ended March 31, 2017. The net value of these female calves was approximate RMB 31,103,000 (US$ 4,578,000).

In November 2015, Yulong Cattle Sold 347 cows to an outside party at a total price of RMB 1,144,800 (US $177,879) including insurance of RMB 104,100 (US $ 16,175). The cows had a net book value approximately $254,000 as of the disposal date, which includes cost basis approximate $588,000 and accumulated depreciation approximately $335,000. In May 2016, Yulong Cattle sold 331 cows to an outside party at a total price of RMB 1,390,200 (US $216,009). The cows had a net book value approximately $324,000 as of the disposal date, which includes cost basis approximate $709,000 and accumulated depreciation approximately $385,000. In November, 2016, Yulong Cattle sold 142 adult cows to an outside party at a total price of RMB 994,000 (US $146,317) with a net residual value of RMB 1,114,344 (US $164,031). Yulong Cattle also sold 1,657 female calves to outside parties at a total price of RMB 7,272,000 (US $1,070,438) in the nine months ended March 31, 2017. The net value of these female calves was approximate RMB 6,884,000 (US$1,013,000).

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $49, $62, $71 and $109, respectively, which paid for calve, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses increased to $56, $72, $82 and $130, respectively, paid for each type of cows. Since September 2015, such expenses increased to $65, $82, $96 and $150, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs increased to $74, $91, $110 and $250 for each calve, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of three months ended March 31, 2017 and 2016

The following table sets forth certain information regarding our results of operations for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
			Change
	2017	2016	Amount	%
Revenue	$29,346,857	$26,336,427	$3,010,430	11%
Cost of goods sold	17,920,642	15,821,031	2,099,611	13%
Gross profit	11,426,215	10,515,396	910,819	9%
Operating expenses	1,280,006	1,627,682	(347,676)	(21%)
Operating income/(loss)	10,146,209	8,887,714	1,258,495	14%
Other income and (expenses)	(67,802)	164,793	(232,595)	(141%)
Income before income taxes	10,078,407	9,052,507	1,025,900	11%
Provision for income taxes	-	-	-	-%
Net income before noncontrolling interests	10,078,407	9,052,507	1,025,900	11%
Noncontrolling interests	4,785,844	5,637,682	(851,838)	(15%)
Net income attributable to controlling interests	$5,292,563	$3,414,825	$1,877,738	55%

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $29,346,857 for the three months ended March 31, 2017, an increase of $3,010,430 or 11%, compared to $26,336,427 for the three months ended March 31, 2016. There are two main reasons caused such increase: 1) total average milk cows increased from 17,463 to 20,021 and 2) milk’s sale price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximately 98% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended March 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$24,571,384	$21,492,079	$3,079,305	14%
Sales commissions	4,775,473	4,844,348	(68,875)	(1%)
Total revenue	$29,346,857	$26,336,427	$3,010,430	11%

For the three months ended March 31, 2017, our revenue generated from natural milk sales was $24,571,384 which represented an increase of $3,079,305 or an increase of 14% compared to $21,492,079 for the three months ended March 31, 2016. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the three months ended March 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$24,571,384	$21,492,079	$3,079,305	14%
Average number of milk cows	20,021	17,463	2,558	15%
Revenue from per milk cow	$1,227	$1,231	$(4)	0%

The revenue per milk cow remained stable from $1,231, per milk cow to $1,227 per milk cow from the three months ended March 31, 2016 to the three months ended March 31, 2017. There are two main reasons that caused the increase in total natural milk sales, of which two were described above: 1) total milk cows increased from 17,463 to 20,021 which represented an increase of 15%; 2) milk’s sales price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximate 98% of total milk sales which represented an increase of 6%.

The sales commissions from local farmers decreased by $68,875 or 1% to $4,775,473 for the three months ended March 31, 2017 from $4,844,348 for the three months ended March 31, 2016. Although the average quantity of milk cows we now earn commission on increased by 27% or 4,537, to 21,187 for the three months ended March 31, 2017 from 16,650 for the three months ended March 31, 2016 due to the new disposal of 8,447 adult cows to total 29 local farmers in November and December 2016. However, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before. The average quantity of milk cows from the disposal in November 2016 and December 2016 covered 40% of total average quantity of milk cows for the three months ended March 31, 2017. Thus, the sales commission still decreased for the three months ended March 31, 2017 by comparing with prior period.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng District and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $130 per cow before September 2015 to $250 per cow since September 2015. Direct feeding expenses and food costs paid to local farmers were not changed after October 2015. As a result, there was no significant change on the cost per cow.

	For the three months ended March 31,
			Change
	2017	2016	Amount	%
Cost of goods sold	$17,920,642	$15,821,031	$2,099,611	13%
Average number of milk cows	20,021	17,463	2,558	15%
Cost per milk cow	$895	$906	$(11)	(1%)

The cost per milk cow decreased to $895 for the three months ended March 31, 2017 which represented a decrease of $11 or 1% compared to $906 for the three months ended March 31, 2016. It remained stable because the main cost of goods sold which the food and feeding expenses paid to local farmers were not changed after October 2015 as described above.

Gross profit margin

Our gross profit margin was 38.9% for the three months ended March 31, 2017 which decreased by 1% from 39.9% for the three months ended March 31, 2016. The main reason for such a decrease primarily caused by the increase in the portion of milk sales which yield a lower gross profit margin than sales commission.

Operating expenses

Our operating expenses significantly decreased to $1,280,006 for the three months ended March 31, 2017 from $1,627,682 for the three months ended March 31, 2016, a decrease of $347,676 or 21%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes or VAT surcharges, etc. We incurred a total of $34,383 and $271,283 in VAT surcharges and business taxes for the three months ended March 31, 2017 and 2016, respectively. We classified these VAT surcharges and business taxes as selling expenses and it is the primary reason why our operating expenses decreased.

Operating income (loss)

As a result of the foregoing, we had operating income of $10,146,209 and $8,887,714 for the three months ended March 31, 2017 and 2016, respectively.

Non-operating income (expenses)

For the three months ended March 31, 2017, non-operating income consists primarily of interest income of $296,627 earned on the outstanding notes receivable from the farmers and other non-operating income of $32,023 which mainly consists of bank interest earned. We also had a net loss from disposal of female calves of $396,452 for the three months ended March 31, 2017. For the three months ended March 31, 2016, non-operating income consists primarily of interest income of $140,404 earned on the outstanding notes receivable from the farmers and other non-operating income of $24,389 which mainly consists of bank interest earned.

Comparison of nine months ended March 31, 2017 and 2016

The following table sets forth certain information regarding our results of operations for the nine months ended March 31, 2017 and 2016.

	For the nine months ended March 31,
			Change
	2017	2016	Amount	%
Revenue	$88,963,391	$71,628,562	$17,334,829	24%
Cost of goods sold	55,481,417	39,112,813	16,368,604	42%
Gross profit	33,481,974	32,515,749	966,225	3%
Operating expenses	4,112,658	41,504,772	(37,392,114)	(90%)
Operating income/(loss)	29,369,216	(8,989,023)	38,358,239	427%
Other income and (expenses)	1,955,498	505,665	1,449,833	287%
Income before income taxes	31,324,814	(8,483,358)	39,808,172	469%
Provision for income taxes	-	2,415,816	(2,415,816)	N/A
Net income before noncontrolling interests	31,324,814	(10,899,174)	42,223,988	387%
Noncontrolling interests	14,872,859	12,771,911	2,100,948	16%
Net income attributable to controlling interests	$16,451,955	$(23,671,085)	$40,123,040	170%

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $88,963,391 for the nine months ended March 31, 2017, an increase of $17,334,829 or 24%, compared to $71,628,562 for the nine months ended March 31, 2016. There are two main reasons caused such increase: 1) total average milk cows increased from 15,444 to 20,225 and 2) milk’s sale price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximately 98% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the nine months ended March 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$75,854,589	$56,576,754	$19,277,835	34%
Sales commissions	13,108,802	15,051,808	(1,943,006)	(13%)
Total revenue	$88,963,391	$71,628,562	$17,334,829	24%

For the nine months ended March 31, 2017, our revenue generated from natural milk sales was $75,854,589 which represented an increase of $19,277,835 or 34% compared to $56,576,754 for the nine months ended March 31, 2016. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the nine months ended March 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$75,854,589	$56,576,754	$19,277,835	34%
Average number of milk cows	20,225	15,444	4,781	31%
Revenue from per milk cow	$3,751	$3,663	$88	2%

The revenue per milk cow increased to $3,751 for the nine months ended March 31, 2017 from $3,663 for the nine months ended March 31, 2016, an increase of $88 or 2%. There are three main reasons that caused the increase in natural milk sales, of which two were described above: 1) total average milk cows were increased from 15,444 to 20,225 which represented an increase by 31%; 2) milk’s sales price increased from $0.52 per kg to $0.56 per kg since November 2015 for approximate 98% of total milk sales which represented an increase by 6%. In addition, due to the purchase of new adult cows during the year ended June 30, 2016, the average age of the adult milk cows decreased, which contributed to the slight increase in daily production.

The sales commissions from local farmers decreased by $1,943,006 or 13% to $13,108,802 for the nine months ended March 31, 2017 from $15,051,808 for the nine months ended March 31, 2016. The average quantity of milk cows we now earn commission on increased by 6% or 1,019, to 17,878 for the nine months ended March 31, 2017 from 16,859 for the nine months ended March 31, 2016 due to the new disposal of total 8,447 adult cows in November 2016 and December 2016. However, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before. The average quantity of milk cows from the disposal in November 2016 and December 2016 covered approximately 26% of total average quantity of milk cows for the nine months ended March 31, 2017. Thus, the sales commission decreased for the nine months ended March 31, 2017 by comparing with prior period.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $130 per cow before September 2015 to $250 per cow since September 2015. Furthermore, the food costs for the cows we fed by ourselves also increased. As a result, we saw a decrease in our margins compared with the same period in 2015.

	For the nine months ended March 31,
			Change
	2017	2016	Amount	%
Cost of goods sold	$55,481,417	$39,112,813	$16,368,604	42%
Average number of milk cows	20,225	15,444	4,781	31%
Cost per milk cow	$2,743	$2,533	$210	8%

The cost per milk cow increased to $2,743 for the nine months ended March 31, 2017 which represented an increase of $210 or 8% compared to $2,533 for the nine months ended March 31, 2016. We described the reason for the increase as above.

Gross profit margin

Our gross profit margin was 37.6% for the nine months ended March 31, 2016 which decreased by 7.9% from 45.4% for the nine months ended March 31, 2016. The main reason for such a decrease was the increase in feeding and food cost and direct production overhead. In addition, the increase in the portion of milk sales yield a lower gross profit margin than sales commission.

Operating expenses

Our operating expenses sharply decreased to $4,112,658 for the nine months ended March 31, 2017 from $41,504,772 for the nine months ended March 31, 2016, a decrease of $37,392,114 or 90%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred a total of $94,383 and $842,904 in VAT surcharges and business taxes for the nine months ended March 31, 2017 and 2016, respectively. We classified these VAT surcharges and business taxes as selling expenses. As we discussed above, we restructured in July, 2015 and have been listed on the ASX main board. We lost 40% of the interest of our operating company as a result. We treated the reduction of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 as it was recorded under our G&A expenses for the nine months ended March 31, 2016. This is the primary reason that caused such sharp decrease in our operating expenses.

Operating income (loss)

As a result of the foregoing, we had operating income of $29,369,316 for the nine months ended March 31, 2017, representing an increase of $38,358,239, as compared to operating loss of $8,989,023 for the nine months ended March 31, 2016.

Non-operating income (expenses)

For the nine months ended March 31, 2017, non-operating income consists primarily of interest income of $663,660 earned on the outstanding notes receivable from the farmers and other non-operating income of $98,029 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $1,193,809 for the nine months ended March 31, 2017. For the nine months ended March 31, 2016, non-operating income consists primarily of interest income of $486,312 earned on the outstanding notes receivable from the farmers and other non-operating income of $123,266 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of mature biological assets of $103,913.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $0 and $0, respectively, $0 and $2,415,816, respectively for the three and nine months ended March 31, 2017 and 2016, respectively, primarily representing the enterprise income tax on the income of Zhongxian Information. We had a net income (loss) before non-controlling interests of $10,078,407 and $$9,052,507, respectively, $31,324,814 and $(10,899,174), respectively, which represented an increase in $1,025,900 or 11% and $42,223,988 or 387%, respectively, for the three and nine months ended March 31, 2017 and 2016. We initially owned 99% of Xinhua Cattle’s shares and our non-controlling interest was only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which we own 60% through our wholly owned subsidiary, Hope Diary. This transaction resulted a reduction of our interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders increased from 1% to 46.93%. $4,785,844 and $5,637,682, respectively, $14,872,859 and $12,771,911, respectively, was attributed to non-controlling interest for the three and nine months ended March 31, 2017 and 2016. We had net income (loss) attributable to the common stockholders of the Company of $5,292,563 and $3,414,825, respectively, $16,451,955 and $(23,671,085), respectively, representing $0.10 per share and $0.06 per share, respectively, $0.31 per share and $(0.45) per share, respectively, for the three and nine months ended March 31, 2017 and 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended March 31, 2017 and 2016, we incurred foreign currency translation adjustments gain (loss) of $1,899,898 and $1,029,227, respectively, $(5,588,748) and $(6,556,665), respectively. They are reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of March 31, 2017 and June 30, 2016, we had no bank debt but amounts owed to shareholders of $1,854,922 and $1,672,707, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States and in Australia because of the restriction of official bank transfers abroad. At the same time, we had $36,957,482 and $30,780,198 in cash at March 31, 2017 and June 30, 2016 as well as working capital of $ 64,176,773 and $56,811,959, respectively.

Operating activities

During the nine months ended March 31, 2017, our operating activities provided $36,135,113 in net cash, compared to $17,964,557 during the nine months ended March 31, 2016.The net cash provided in the nine months ended March 31, 2017 was slightly higher than our net income primarily due to the depreciation on fixed assets and biological properties of $5,445,626 and amortization on lease of $1,271,289. The gain of disposal from biological properties reduced our cash provided by operating activities by $1,193,809 for the nine months ended March 31, 2017. The net cash provided in the nine months ended March 31, 2016 was materially higher than our net loss primarily due to the lack of deferred income tax liabilities of $2,415,816, increase in depreciation on fixed assets and biological properties of $3,334,363 and amortization on lease of $1,348,534 and the stock compensation for shareholders and consultants of $37,762,400. In addition, the increase in accounts receivable of $16,343,276, decrease in inventories of $63,563, increase in prepaid expenses of $383,409, increase in interest receivable of $211,869 caused the increase in cash.

Investing activities

During the nine months ended March 31, 2017, our investing activities provided a cash outflow of $26,710,847 compared with a cash outflow of $47,957,092 for the nine months ended March 31, 2016. The food costs and feeding expenses for biological properties used cash of $12,369,308 and $13,176,885 for the nine months ended March 31, 2017 and 2016, respectively. For the nine months ended March 31, 2017 and 2016, we spent $17,664,000 and $10,700,655, respectively, for purchasing milk cows. Conversely, we received cash of $1,972,099 and $1,154,760 during the nine months ended March 31, 2017 and 2016, respectively, from the collection of notes receivable from the disposal of biological properties in 2011, 2014 and 2016. For the nine months ended March 31, 2017 and 2016, we also received $5,533,256 and $178,454 in cash from our disposal of biological properties, respectively. For the nine months ended March 31, 2017 and 2016, we spent $2,442,342 and $23,454,798, respectively, for the addition of PP&E for daily operations. The material additions during the nine months ended March 31, 2016 were the production facilities, office buildings, cow-houses, and forage storage built and refurbished on the new land, which mostly were completed and in service before June 30, 2016. The material additions during the nine months ended March 31, 2017 were the production facilities and forage plant which were not completed and in service as of March 31, 2017.

Financing activities

Our financing activities mainly included proceeds from shareholders dividends payment for the nine months ended March 31, 2017. For the nine months ended March 31, 2017 and 2016, we received $84,179 and $114,155 from shareholders, respectively. For the nine months ended March 31, 2017, we paid total dividends of $1,397,543 to our subsidiary’s shareholders. For the nine months ended March 31, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of $13,021,267.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of March 31, 2017 and June 30, 2016 for the three and nine months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Management conducted an assessment as of March 31, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended March 31, 2017.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: May 15, 2017	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

