Form 10-K
period 2017-06-30
China Modern Agricultural Information, Inc.
filed 2017-09-29
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter : $10,138,462.62.

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

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 500 tons per day. We also have 92 exclusive individual partners on June 30, 2017 with an aggregate fresh milk production capacity of approximately 445 tons per day. We have four major customers, one of which is the leading dairy company in China. During the three months ended December 31, 2015, we terminated the contracts with certain customers and entered into contracts with four new customers.

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

Fresh Milk

We exclusively use Holstein cows for our milk production. Holstein cows are well-regarded for their abundant milk production and high-quality milk. Our cows currently have an average milking period of 305 days and produce milk that contains approximately 3.5% fat. Each adult cow produces approximate 8,900 kilograms annually.

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

Between July and August 2015, monthly feeding fee to the local farmers is $7.77 per baby cow, $10.88 per pre-adult cow, $15.54 per young cow and $31.08 per adult cow, respectively; food costs every month to the local farmers is $51 per baby cow, $65 per pre-adult cow, $71 per young cow, and $106 per adult cow, respectively. Since August 2015, the monthly feeding fee remains the same while between September and November the food costs increased to $61 per baby cow, $76 per pre-adult cow, $85 per young cow, and $127 per adult cow, respectively. From November 2015, the food costs increased further to $70 per baby cow, $85 per pre-adult cow, $101 per young cow, and $233 per adult cow, respectively. The cost remained unchanged since November 2015 and through the fiscal year ended June 30, 2017.

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

Fresh Milk Customers

Mengniu Dairy Co. Ltd.

Mengniu Dairy Co. Ltd. (“Mengniu”) has been a purchaser of our raw milk products since 2006. Our contractual arrangement provided for the purchase of our milk at the base price of RMB 3.45 or $0.55/kilogram.  However, the base price is based on the quality of our raw milk, namely, fat percentage of 3.1%, protein percentage of 2.95%, and the Level One microorganism quality (less than 0.5 million / ml). We terminated the agreement with Mengniu on August 28, 2017.

Mengniu accounted for 7.9% of all milk sales for the fiscal year ended June 30, 2016 and 2.2 % of all milk sales for the fiscal year ended June 30, 2017.

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

The sale of organic fertilizer only makes up a very small amount of our total revenue. We generated USD $47,537 in revenue from our organic fertilizer sales in the fiscal year ended June 30, 2016 and USD $57,459 in revenue from our organic fertilizer sales in the fiscal year ended June 30, 2017. Jianfa Bio-Organic Fertilizer Plant was the sole customer for our organic fertilizer products from 2006 to June 2011. Since July 2011, we have been selling our organic fertilizer products to Heilongjiang Soyang Bio Energy Development Ltd.

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

Xinhua Cattle sold a total of 6,286 female calves to outside parties at a total price of RMB 27,137,500 (US $3,986,499 in the year ended June 30, 2017. The net value of these female calves was approximately RMB 39,135,557 (US $5,749,000). Xinhua Cattle also sold 473 pre-adult cows at RMB 3,216,400 (US$472,489) with a net value of RMB 9,650,258 (US$ 1,417,600) in the year ended June 30, 2017.

Yulong Cattle sold 1,919 female calves to outside parties at a total price of RMB 8,320,000 (US $1,222,208) in the year ended June 30, 2017. The net value of these female calves was approximately RMB 7,742,000 (US $1,137,000).

By the end of June 30, 2017, we had 31,531 cows, among which, 24,127 cows continue to be fed by local farmers, 2,000 cows are maintained by Xinhua Cattle, and 5,404 cows are maintained by Yulong Cattle.

Between July and August 2015, monthly feeding fee to the local farmers is $7.77 per baby cow, $10.88 per pre-adult cow, $15.54 per young cow and $31.08 per adult cow, respectively; food costs every month to the local farmers is $51 per baby cow, $65 per pre-adult cow, $71 per young cow, and $106 per adult cow, respectively. Since August 2015, the monthly feeding fee remains the same while between September and November the food costs increased to $61 per baby cow, $76 per pre-adult cow, $85 per young cow, and $127 per adult cow, respectively. From November 2015, the food costs increased further to $70 per baby cow, $85 per pre-adult cow, $101 per young cow, and $233 per adult cow, respectively. The cost remained unchanged through the fiscal year ended June 30, 2017.

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

Item 2. Properties.

Farmland

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to Apr 30, 2063. The Company recorded the prepayment of RMB 37,500,000 ($6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. On June 22, 2017, the Company subleased 183,335 square meters land of the 250,000 square meter land to a forage production company at the price of RMB 25,300,000 (US $3,716,570). The remaining repayment of the 183,335 square meters land is RMB25,254,167 (US $3,709,837). There is a gain of the sublease of RMB 45,833 (US $6,733). The remaining prepayment of $1,352,083 and $5,285,680 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2017 and 2016, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $1,880,625 and $2,370,092 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2017 and 2016, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. The remaining prepayment of $10,378,572 and $10,820,258 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2017 and 2016, respectively. The lease provides for renewal options.

On May 7, 2015, the Company obtained another “land use right” to use 238,001 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 35,808 square meters on top of the land leased, an office building at 3,500 square meters and a flat building at 3,500 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,215,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $10,242,686 and $10,825,203 is included in prepaid leases in the consolidated balance sheets as of June 30, 2017 and June 30, 2016, respectively.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $15,311,494 and $16,182,280 is included in prepaid lease in the consolidated balance sheets as of June 30, 2017 and 2016, respectively.

Rent expense charged to operations for the years ended June 30, 2016 and 2017 was $1,789,248 and $1,684,866, respectively.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	High Bid* ($)	Low Bid* ($)
2017
April 1, 2017 – June 30, 2017	$0.24	0.21
January 1, 2017 – March 31, 2017	$0.26	0.20
October 1, 2017 – December 31, 2017	$0.33	0.17
July 1, 2017 – September 30, 2017	$0.29	0.20
2016
April 1, 2017 – June 30, 2017	$0.34	0.15
January 1, 2017 – March 31, 2017	$0.34	0.16
October 1, 2017 – December 31, 2017	$0.63	0.46
July 1, 2017 – September 30, 2017	$0.68	0.50

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of September 28, 2017, there are  786 holders of record of the Company’s common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:
2012 Stock Incentive Plan (1)	0	0	0

(1)	On April 16, 2012, the Company granted 3,000,000 shares of restricted stock under the Plan to its employees and the shares were issued on April 26, 2012. The shares, with a fair value of $1,200,000 at the grant date, were fully vested on May 20, 2012 and the fair value of the shares was charged to operations for the fiscal year ended June 30, 2012. As of September 28, 2017, there are currently no shares available to be issued.

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

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 500 tons per day. We also have 92 exclusive individual partners on June 30, 2017 with an aggregate fresh milk production capacity of approximately 445 tons per day. We have four major customers, one of which is the leading dairy company in China. During the three months ended December 31, 2015, we terminated the contracts with certain customers and entered into contracts with four new customers.

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

Sale of Cows

We had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. We also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for our assistance in arranging for the sale of the milk. As of June 30, 2017, the farmers had fully repaid the principal payments.

In May 2017, December 2016, November 2016, September 2011, August 2011, and June 2011, Xinhua Cattle sold 2,511, 130, 4,000, 3,787, 5,635, and 2,000 of its cows to local farmers, respectively. 2,000 of the cows sold were purchased from outside parties for $4,407,000. The remaining cows sold were raised by Xinhua. In November 2016, November2014 and December 2014, Yulong sold 4,317, 3,714 and 2,995 cows to local farmers respectively. 5,500 of the cows sold were purchased from outside unrelated parties for $8,996,000. The remaining cows sold were raised by Yulong.

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

Pursuant to the agreements signed in November 2016, December 2016 and May 2017, the sales price will be collected in monthly installments plus interest at 5% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay a 20% of monthly milk sales generated from the cows sold. The 20% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for our assistance in arranging for the sale of the milk. While the 20% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

Xinhua Cattle sold a total of 6,286 female calves to outside parties at a total price of RMB 27,137,500 (US $3,986,499 in the year ended June 30, 2017. The net value of these female calves was approximately RMB 39,135,557 (US $5,749,000). Xinhua Cattle also sold 473 pre-adult cows at RMB 3,216,400 (US$472,489) with a net value of RMB 9,650,258 (US$ 1,417,600) in the year ended June 30, 2017. On November 1, 2016, Xinhua Cattle sold 2,000 newly purchased adult cows to 6 local farmers at a total price of RMB 34,000,000 (US $4,994,600) with a net value of RMB 30,000,000 (US $4,407,000). On November 3, 2016, Xinhua Cattle sold 2,000 adult cows to another 6 local farmers at a total price of RMB 24,000,000 (US $3,525,600) with a net residual value of RMB 14,909,375 (US $2,190,187). On December 1, 2016, Xinhua Cattle sold 130 adult cows to one local farmer at a total price of RMB 1,040,000 (US $152,776) with a net residual value of RMB 717,556 (US $105,409). On May 2, 2017, Xinhua Cattle sold 2,511 adult cows to 8 local farmers at a total price of RMB 23,266,900 (US$ 3,417,908) with a net residual value of RMB 15,489,125 (US$ 2,275,352). On November 4, 2016, Xinhua Cattle also sold 1,542 adult cows to an outside party at a total price of RMB 6,915,550 (US $1,015,894) with a net residual value of RMB 7,892,837 (US $1,159,458).

Yulong Cattle sold 1,919 female calves to outside parties at a total price of RMB 8,320,000 (US $1,222,208) in the year ended June 30, 2017. The net value of these female calves was approximately RMB 7,742,000 (US $1,137,000). On November 1, 2016, Yulong Cattle sold 2,317 adult cows to 8 local farmers at a total price of RMB 19,033,000 (US $2,795,948) with a net value of RMB 18,650,864 (US $2,739,812. On November 2, 2016, Yulong Cattle sold 2,000 new purchased adult cows to another 8 local farmers at a total price of RMB 34,000,000 (US $4,994,600) with a net residual value of RMB 30,000,000 (US $4,407,000). Local farmers started to pay principle payment for the above disposal since the three months ended March 31, 2017. On November 2, 2016, Yulong Cattle sold 142 adult cows to an outside party at a total price of RMB 994,000 (US $146,019) with a net residual value of RMB 1,063,243(US $156,190). On May 26, 2017, Yulong Cattle sold 62 adult cows to an outside party at a total price of RMB 434,000 (63,755) with a net residual value of RMB 468,850 (US $68,874)

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $48, $62, $71 and $109, respectively, which paid for calve, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses increased to $56, $72, $82 and $129, respectively, paid for each type of cows. Since September 2015, such expenses increased to $65, $82, $95 and $150, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs increased to $73, $91, $110 and $250 for each calve, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of years ended June 30, 2017 and 2016

The following table sets forth certain information regarding our results of operations for the years ended June 30, 2017 and 2016.

	For the years ended June 30,
			Change
	2017	2016	Amount	%
Revenue	$119,815,035	$101,091,303	$18,723,732	19%
Cost of goods sold	74,262,475	57,626,223	16,636,252	29%
Gross profit	45,552,560	43,465,080	2,087,480	5%
Operating expenses	5,391,954	43,803,797	(38,411,843)	(88%)
Operating income/(loss)	40,160,606	(338,717)	40,499,323	11,957%
Other income and (expenses)	2,052,694	538,667	1,514,027	281%
Income before income taxes	42,213,300	199,950	42,013,350	21,012%
Provision for income taxes	-	2,403,996	(2,403,996)	N/A
Net income before noncontrolling interests	42,213,300	(2,204,046)	44,417,346	2,015%
Noncontrolling interests	20,054,726	16,641,448	3,413,278	21%
Net income attributable to controlling interests	$22,158,674	$(18,845,494)	$41,004,068	218%

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $119,815,035 for the year ended June 30, 2017, an increase of $18,723,732 or 19%, compared to $101,091,303 for the year ended June 30, 2016. There are two main reasons caused such increase: 1) total average milk cows increased from 16,459 to 20,375 and 2) milk’s sale price increased from $0.51 per kg to $0.56 per kg since November 2015 for approximately 98% of total milk sales.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the years ended June 30,
			Change
	2017	2016	Amount	%
Sales of natural milk	$101,816,625	$81,604,871	$20,211,754	25%
Sales commissions	17,998,410	19,486,432	(1,488,022)	(8%)
Total revenue	$119,815,035	$101,091,303	$18,723,732	19%

For the year ended June 30, 2017, our revenue generated from natural milk sales was $101,816,625 which represented an increase of $20,211,754 or 25% compared to $81,604,871 for the year ended June 30, 2016. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the years ended June 30,
			Change
	2017	2016	Amount	%
Sales of natural milk	$101,816,625	$81,604,871	$20,211,754	25%
Average number of milk cows	20,375	16,459	3,916	24%
Revenue from per milk cow	$4,997	$4,968	$39	1%

The revenue per milk cow increased to $4,997 for the year ended June 30, 2017 from $4,968 for the year ended June 30, 2016, an increase of $39 or 1%. After seeing above table, we can easily find the primary reason for the increase in sales of milk which is total average milk cows were increased from 16,459 to 20,375 which represented an increase by 24%.

The sales commissions from local farmers decreased by $1,488,022 or 8% to $17,998,410 for the year ended June 30, 2017 from $19,486,432 for the year ended June 30, 2016. The average quantity of milk cows we now earn commission on increased by 15% or 2,451, to 18,967 for the year ended June 30, 2017 from 16,517 for the year ended June 30, 2016 due to the new disposal of total 10,958 adult cows in May 2017, November 2016 and December 2016. However, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before. The average quantity of milk cows from the disposal in May 2017, November 2016 and December 2016 covered approximately 32% of total average quantity of milk cows for the year ended June 30, 2017. Thus, the sales commission decreased for the year ended June 30, 2017 by comparing with prior period.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $129 per cow before September 2015 to $250 per cow since September 2015. As a result, we saw a decrease in our margins compared with the same period in 2016.

	For the years ended June 30,
			Change
	2017	2016	Amount	%
Cost of goods sold	$74,262,475	$57,626,223	$16,636,252	29%
Average number of milk cows	20,375	16,459	3,916	24%
Cost per milk cow	$3,645	$3,501	$144	4%

The cost per milk cow increased to $3,645 for the year ended June 30, 2017 which represented an increase of $144 or 4% compared to $3,501 for the year ended June 30, 2016. The average number of milk cows also increased by 3,916 or 24% from 16,459 for the year ended June 30, 2016 to 20,375 for the year ended June 30, 2017. These two reasons primarily caused the increase in cost of goods sold.

Gross profit margin

Our gross profit margin was 38.0% for the year ended June 30, 2017 which decreased by 5% from 43.0% for the year ended June 30, 2016. The main reason for such a decrease was the increase in feeding and food cost and direct production overhead. In addition, the increase in the portion of milk sales yield a lower gross profit margin than sales commission.

Operating expenses

Our operating expenses materially decreased to $5,391,954 for the year ended June 30, 2017 from $43,803,797 for the year ended June 30, 2016, a decrease of $38,411,843 or 88%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and business taxes, etc. We incurred a total of $129,588 and $950,302 in VAT surcharges and business taxes for the years ended June 30, 2017 and 2016, respectively. We classified these VAT surcharges and business taxes as selling expenses. As we discussed above, we restructured in July, 2015 and have been listed on the ASX main board. We lost 40% of the interest of our operating company as a result. We treated the reduction of our interest by 40% as a stock compensation to our shareholders and consultants for a total of $37,762,400 as it was recorded under our G&A expenses for the year ended June 30, 2016. This is the primary reason that caused such sharp decrease in our operating expenses.

Operating income (loss)

As a result of the foregoing, we had operating income of $40,160,606 for the years ended June 30, 2017, representing an increase of $40,499,323, as compared to operating loss of $338,717 for the year ended June 30, 2016.

Non-operating income (expenses)

For the year ended June 30, 2017, non-operating income consists primarily of interest income of $974,051 earned on the outstanding notes receivable from the farmers and other non-operating income of $135,365 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $943,278 for the year ended June 30, 2017. For the year ended June 30, 2016, non-operating income consists primarily of interest income of $588,822 earned on the outstanding notes receivable from the farmers and other non-operating income of $174,802 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of biological properties of $224,957.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. The provision for income taxes was $0 and $2,403,996, respectively, for the years ended June 30, 2017 and 2016, primarily representing the enterprise income tax on the income of Zhongxian Information. We had a net income (loss) before non-controlling interests of $42,213,300 and $(2,204,046), respectively, which represented an increase in $44,417,346 or 2,015%, respectively, for the years ended June 30, 2017 and 2016. We initially owned 99% of Xinhua Cattle’s shares and our non-controlling interest was only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which we own 60% through our wholly owned subsidiary, Hope Diary. This transaction resulted a reduction of our interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders increased from 1% to 46.93%. $20,054,726 and $16,641,448, respectively, was attributed to non-controlling interest for the years ended June 30, 2017 and 2016. We had net income (loss) attributable to the common stockholders of the Company of $22,158,574 and $(18,845,494), respectively, representing $0.42 per share and $(0.35) per share, respectively, for the years ended June 30, 2017 and 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended June 30, 2017 and 2016, we incurred foreign currency translation adjustments loss of $(2,520,763) and $(11,711,703), respectively. They are reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of June 30, 2017 and 2016, we had no bank debt but amounts owed to shareholders of $1,918,341 and $1,672,707, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States and in Australia because of the restriction of official bank transfers abroad. At the same time, we had $53,241,856 and $30,780,198 in cash at June 30, 2017 and 2016 as well as working capital of $ 84,708,423 and $56,811,959, respectively.

Operating activities

During the year ended June 30, 2017, our operating activities provided $47,950,126 in net cash, compared to $26,179,444 during the year ended June 30, 2016.The net cash provided in the year ended June 30, 2017 was slightly higher than our net income primarily due to the depreciation on fixed assets and biological properties of $7,191,346 and amortization on lease of $1,684,865. The gain of disposal from biological properties and increase in accounts receivable reduced our cash provided by operating activities by $943,278 and $1,909,789, respectively, for the year ended June 30, 2017. The net cash provided in the year ended June 30, 2016 was materially higher than our net loss primarily due to the lack of deferred income tax liabilities of $2,403,996, increase in depreciation on fixed assets and biological properties of $4,828,085 and amortization on lease of $1,789,248 and the stock compensation for shareholders and consultants of $37,762,400. In addition, the increase in accounts receivable reduced our cash provided by operating activities by $18,408,219.

Investing activities

During the year ended June 30, 2017, our investing activities provided a cash outflow of $20,763,914 compared with a cash outflow of $58,678,207 for the year ended June 30, 2016. The food costs and feeding expenses for biological properties used cash of $16,973,353 and $18,090,592 for the years ended June 30, 2017 and 2016, respectively. For the years ended June 30, 2017 and 2016, we spent $23,577,450 and $15,623,459, respectively, for purchasing milk cows. Conversely, we received cash of $2,996,733 and $2,090,254 during the years ended June 30, 2017 and 2016, respectively, from the collection of notes receivable from the disposal of biological properties in calendar year 2011, 2014 and 2016. For the years ended June 30, 2017 and 2016, we also received $8,091,913 and $955,494 in cash from our disposal of biological properties, respectively. For the years ended June 30, 2017 and 2016, we spent $2,510,227 and $28,009,904, respectively, for the addition of PP&E for daily operations. The material additions during the year ended June 30, 2016 were the production facilities, office buildings, cow-houses, and forage storage built and refurbished on the new land, which mostly were completed and in service before June 30, 2016. The material additions during the year ended June 30, 2017 were the production facilities and forage plant which were not completed and in service as of June 30, 2017. For the year ended June 30, 2017, we received $7,491,900 from the disposal of construction in progress of the forage plant and $3,716,570 from the sublease of farm land.

Financing activities

Our financing activities for the year ended June 30, 2017 mainly included proceeds from shareholders, dividends payment for our subsidiary and repayment for the loan from shareholder. For the years ended June 30, 2017 and 2016, we received $111,957 and $0 from shareholders, respectively. For the year ended June 30, 2017, we paid total dividends of $3,222,667 to our subsidiary’s shareholders. For the year ended June 30, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and raised total fund of $12,553,266. For the year ended June 30, 2017, we also repaid $20,935 to our shareholder.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of June 30, 2017 and 2016 for the years ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MAY 31, 2017 AND 2015

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

june 30, 2017 AND 2016 (IN U.S. $)

ASSETS	June 30, 2017	June 30, 2016

Current assets
Cash	$53,241,856	$30,780,198
Accounts receivable	26,170,771	24,783,720
Inventories	1,042,171	1,122,843
Prepaid expenses	1,374,693	1,216,963
Interest receivable	1,023,769	474,803
Notes receivable, current portion	4,661,775	2,097,363

Total current assets	87,515,035	60,475,890

Property, plant and equipment, net	26,622,562	34,327,757

Other assets
Notes receivable	19,193,347	4,943,622
Prepaid leases	39,165,460	45,483,513
Biological assets, net	73,112,101	64,136,851

Total other assets	131,470,908	114,563,986

TOTAL ASSETS	$245,608,505	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2017 AND 2016 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	June 30, 2017	June 30, 2016

Current liabilities
Accrued expenses and other payables	$888,271	528,430
Dividend payable	-	1,462,794
Stockholder loans	1,918,341	1,672,707

Total current liabilities	2,806,612	3,663,931

Deferred income taxes	40,066,873	40,876,903

Total liabilities	42,873,485	44,540,834

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	49,709,237
Retained earnings	62,878,009	42,410,980
Statutory reserve fund	420,406	420,406
Other comprehensive (loss)	(9,402,310)	(6,881,547)

Sub-total	103,658,442	85,712,176

Noncontrolling interests	99,076,578	79,114,623

Total stockholders’ equity	202,735,020	164,826,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,608,505	$209,367,633

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED jUNE 30, 2017 and 2016 (IN U.S. $)

	2017	2016

Revenues
Milk sales	$101,816,625	$81,604,871
Sales commission	17,998,410	19,486,432

Total revenues	119,815,035	101,091,303
Cost of goods sold	(74,262,475)	(57,626,223)

Gross profit	45,552,560	43,465,080

Operating expenses
R&D expenses	869,648	306,616
Selling and marketing	1,085,297	1,889,864
General and administrative	3,437,009	41,607,317

Total operating expenses	5,391,954	43,803,797

Operating income (loss)	40,160,606	(338,717)

Other income and (expenses)
Interest income on notes receivable	974,051	588,822
Gain on disposal of properties	943,278	-
Non-Operating (expense)	-	(224,957)
Other non-operating income	135,365	174,802

Total other income	2,052,694	538,667

Income before provision for income taxes	42,213,300	199,950
Provision for income taxes	-	2,403,996

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED jUNE 30, 2017 and 2016 (IN U.S. $)

	2017	2016

Net income (loss) before noncontrolling interests	42,213,300	(2,204,046)
Noncontrolling interests	(20,054,726)	(16,641,448)

Net income (loss) attributable to common stockholders	22,158,574	(18,845,494)

Other comprehensive income
Foreign currency translation adjustment	(2,520,763)	(11,711,703)

Total comprehensive income (loss)	$19,637,811	$(30,557,197)

Earnings (losses) per common share, basic and diluted	$0.42	$(0.35)

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2017 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance June 30, 2015	$53,100	$5,851,170	$117,035,653	$792,174	$1,276,773	$4,772,880	$129,781,750

Stock compensation	-	37,762,400	-	-	-	-	37,762,400
Net (loss) income	-	-	(18,845,494)	-	16,641,448	-	(2,204,046)
Dividend declared	-	-	-	-	(1,412,144)	-	(1,412,144)
Reclassification for issuance of subsidiary stock for compensation	-	(482,720)	(47,542,449)	(316,870)	48,342,039	-	-
Increase and reclassification in equity attributable to the sale of subsidiary stock		6,578,387	(8,236,730)	(54,898)	14,266,507	-	12,553,266
Other comprehensive (loss)	-	-	-	-	-	(11,654,427)	(11,654,427)

Balance June 30, 2016	$53,100	$49,709,237	$42,410,980	$420,406	$79,114,623	$(6,881,547)	$164,826,799

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2017 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, June 30, 2016	$53,100	$49,709,237	$42,410,980	$420,406	$79,114,623	$(6,881,547)	$164,826,799

Net income	-	-	22,158,574	-	20,054,726	-	42,213,300
Dividend distribution	-	-	(1,691,545)	-	(92,771)		(1,784,316)
Other comprehensive (loss)	-	-	-	-	-	(2,520,763)	(2,520,763)

Balance June 30, 2017	$53,100	$49,709,237	$62,878,009	$420,406	$99,076,578	$(9,402,310)	$202,735,020

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016 (IN U.S. $)

	2017	2016

Cash flows from operating activities
Net income (loss)	$42,213,300	$(2,204,046)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	7,191,346	4,828,085
Amortization for prepaid land lease	1,684,865	1,789,248
Deferred income taxes	-	2,403,996
(Gain) loss from disposal from biological assets	(943,278)	215,997
Stock compensation for shareholder and consultants	-	37,762,400
Change in operating assets and liabilities
(Increase) in accounts receivable	(1,909,789)	(18,408,219)
Decrease (increase) in inventories	80,672	(436,162)
(Increase) in prepayment	(181,106)	(179,941)
(Increase) in interest receivable	(556,104)	(316,576)
Increase in accrued expenses and other payables	370,220	724,662

Net cash provided by operating activities	47,950,126	26,179,444

Cash flows from investing activities
Collection of notes receivable	2,996,733	2,090,254
Proceeds from sales of biological assets	8,091,913	955,494
Proceeds from sales of PP&E	7,491,900	-
Proceeds from sales of prepaid lease	3,716,570
Purchase of property, plant and equipment	(2,510,227)	(28,009,904)
(Increase) in Biological assets	(16,973,353)	(18,090,592)
Purchase of Biological property	(23,577,450)	(15,623,459)

Net cash (used in) investing activities	(20,763,914)	(58,678,207)

Cash flows from financing activities
Proceeds from sales of common stock by subsidiary	-	12,553,266
Dividends paid for subsidiary	(3,222,667)	-
Proceeds from stockholder loans	111,957	-
Repayment of stockholder loans	(20,935)	-

Net cash (used in) provided by financing activities	(3,131,645)	12,553,266

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE years ENDED JUNE 30, 2017 AND 2016 (IN U.S. $)

	2017	2016

Effect of exchange rate changes on cash	(1,592,909)	(3,420,086)

Net increase (decrease) in cash	22,461,658	(23,365,583)
Cash, beginning of year	30,780,198	54,145,781

Cash, end of year	$53,241,856	$30,780,198

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$154,000	$789,998

Construction in Process transferred from prepayment	$-	$2,683,232

Construction in Process not paid	$-	$84,837

Dividend declared not paid	$-	$1,462,794

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

On July 16, 2015, the Company, transferred 100% of the issued and outstanding shares of Value Development Holdings, Ltd. (“Value Development”) to China Dairy Corporation Ltd. (“China Dairy,” a Hong Kong company), which is 60% owned indirectly by the Company through the Company’s wholly-owned subsidiary, Hope Dairy Holdings Ltd. (“Hope Diary,” a British Virgin Islands company). China Dairy was newly incorporated in January 2015 and did not have any significant assets or liabilities, or business operations, which was 100% owned by Company’s PRC corporate advisor, who formed China Diary on behalf of the Company. Further, the sole shareholder transferred 60% of the total outstanding shares of China Dairy to Hope Diary and 40% to various shareholders and consultants of the Company (as described below) for nominal consideration.

These transactions involve no consideration received or paid as Value Development and China Dairy are under common control by the Company and this transaction is a restriction to the Company’s interests in Value Development.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

Value Development is the sole owner of Value Development Group Limited, which is the sole owner of Harbin Jiasheng Consulting Managerial Co. Ltd., which is the Company’s subsidiary in China, with respect to which the operating company, Heilongjiang Zhongxian Information Co. Ltd., is a variable interest entity. The effect of this transaction was to reduce the interest of the Company in its operating company by 40%. The Company uses the China Diary’s offering price for IPO to approximate the fair value of the 40% stock granted to the shareholder and consultants. The Company recognized a stock compensation to the shareholder and consultants of approximately $32,098,000 and $5,664,000, respectively, during the three months ended September 30, 2015 in general and administrative expense.

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of China Modern Agricultural Information, Inc. and its subsidiaries, Hope Dairy, China Dairy (Hope Dairy’s 53.07% owned subsidiary), Value Development, Value Development Group Limited, Jiasheng Consulting, and, Zhongxian Information and Zhongxian Information’s 99% owned subsidiary, Xinhua Cattle and its 100% owned subsidiary, Yulong. All significant intercompany accounts and transactions have been eliminated in consolidation.

The audited consolidated financial statements of the Company as of June 30, 2017 and for the years ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The exchange rates used to translate amounts in RMB and Australian dollars (the “A$”) into US dollars for preparing the consolidated financial statements are as follows:

Foreign Currency Translations (continued)

	June 30, 2017		June 30, 2016
	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1475	0.7678	0.1505	0.7441

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1469	0.7538	0.1554	0.7283

Foreign currency translation adjustments of $(2,520,764) and $(11,711,703), respectively, for the years ended June 30, 2017 and 2016, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $221,322 and $62,929, respectively, for the years ended June 30, 2017 and 2016.

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales and usually receives the payment in the following month. The Company considers all accounts receivable at June 30, 2017 and 2016, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances if any. There was no allowance for excessive or unusable inventories as of June 30, 2017 and 2016.

Prepaid Expenses

Prepaid expenses as of June 30, 2017 and 2016 mainly represent the prepayments of approximately $1,375,000 and $1,216,900, respectively for prepaid cow insurance expenses.

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the years ended June 30, 2017 and 2016.

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the years ended June 30, 2017 and 2016, a gain (loss) of $3,579,816 and $(373,108), respectively, on the sale of the adult cows is included in non-operating income (expenses) in the accompanying consolidated statements of income and other comprehensive income. (See Note 5)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets (continued)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the years ended June 30, 2017 and 2016.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2017 and 2016, undistributed earnings allocated to Zhongxian Information were approximately $224,700,000 and $192,800,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of June 30, 2017 and 2016, the Company does not have a liability for any uncertain tax positions.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2017 and 2016.

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the years ended June 30, 2017 and 2016.

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of June 30, 2017 and 2016, the required statutory reserve funds have been fully funded.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

3.	Recently Issued Accounting Standards (CONTINUED)

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30, 2017	June 30, 2016

Machinery and equipment	$3,789,997	$3,866,619
Automobiles	2,209,169	2,253,832
Building and building improvements	26,333,608	26,865,993

	32,332,774	32,986,444
Less: accumulated depreciation	(5,710,212)	(3,354,779)
Construction in process	-	4,696,092

Property, plant and equipment, net	$26,622,562	$34,327,757

Construction in Progress (“CIP”) contains amounts paid and accrued for completed new construction which has not been placed into service as of June 30, 2016. No depreciation has been taken on CIP as of June 30, 2016. Depreciation expense charged to operations for the years ended June 30, 2017 and 2016 was $2,412,060 and $1,950,157, respectively.

On January 20, 2016, the Company signed an agreement with Harbin Donghui Architecture Co., Ltd to construct a new forage production plant. The total agreement amount is RMB 45,615,000 (US $ 6,864,387). Per the agreement, the company is required to pay according to progress completion for different parts of the plant. As of June 22, 2017, the company paid RMB 48,295,000 (US $ 7,094,536). On June 22, 2017, the Company signed a disposal agreement with a forage production company to sell the CIP at $7,491,900 including VAT (RMB 51,000,000). The net book value of the CIP at the date of the disposal was $7,094,516. The total VAT and surcharges on the selling price was $399,568. There was a loss of $2,204 on the disposal. The Company fully received the sales consideration of $7,491,900 as of June 30, 2017.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

5.	Biological assets

Biological assets consist of the following:

	June 30, 2017	June 30, 2016

Immature biological assets	$33,409,704	$32,518,050
Mature biological assets	45,460,518	36,660,416

	78,870,222	69,178,466
Less: accumulated depreciation	(5,758,121)	(5,041,615)

Biological assets, net	$73,112,101	$64,136,851

On November 1, 2016, Xinhua Cattle purchased 3,000 adult cows at a total price of RMB 45,000,000 (US $6,37,500). On May 2, 2017, Xinhua Cattle also purchased 2,500 adult cows at a total price of RMB 37,500,000 ($5,531,250).

Xinhua Cattle sold a total of 6,286 female calves to outside parties at a total price of RMB 27,137,500 (US $3,986,499 in the year ended June 30, 2017. The net value of these female calves was approximately RMB 39,135,557 (US $5,749,000). Xinhua Cattle also sold 473 pre-adult cows at RMB 3,216,400 (US$472,489) with a net value of RMB 9,650,258 (US$ 1,417,600) in the year ended June 30, 2017.

On November 1, 2016, Xinhua Cattle sold 2,000 newly purchased adult cows to 6 local farmers at a total price of RMB 34,000,000 (US $4,994,600) with a net value of RMB 30,000,000 (US $4,407,000). On November 3, 2016, Xinhua Cattle sold 2,000 adult cows to another 6 local farmers at a total price of RMB 24,000,000 (US $3,525,600) with a net residual value of RMB 14,909,375 (US $2,190,187). On December 1, 2016, Xinhua Cattle sold 130 adult cows to one local farmer at a total price of RMB 1,040,000 (US $152,776) with a net residual value of RMB 717,556 (US $105,409). On May 2, 2017, Xinhua Cattle sold 2,511 adult cows to 8 local farmers at a total price of RMB 23,266,900 (US$ 3,417,908) with a net residual value of RMB 15,489,125 (US$ 2,275,352). On November 4, 2016, Xinhua Cattle also sold 1,542 adult cows to an outside party at a total price of RMB 6,915,550 (US $1,015,894) with a net residual value of RMB 7,892,837 (US $1,159,458).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

5.	Biological assets (continued)

On November 2, 2016, Yulong Cattle purchased 5,000 adult cows at a total price of RMB 75,000,000 (US $10,882,500). On June 1, 2017, Yulong Cattle also purchased 200 adult cows at a total price of RMB 3,000,000 (US $442,500).

Yulong Cattle sold 1,919 female calves to outside parties at a total price of RMB 8,320,000 (US $1,222,208) in the year ended June 30, 2017. The net value of these female calves was approximately RMB 7,742,000 (US $1,137,000).

On November 1, 2016, Yulong Cattle sold 2,317 adult cows to 8 local farmers at a total price of RMB 19,033,000 (US $2,795,948) with a net value of RMB 18,650,864 (US $2,739,812. On November 2, 2016, Yulong Cattle sold 2,000 new purchased adult cows to another 8 local farmers at a total price of RMB 34,000,000 (US $4,994,600) with a net residual value of RMB 30,000,000 (US $4,407,000). Local farmers started to pay principle payment for the above disposal sinche the three months ended March 31, 2017. On November 2, 2016, Yulong Cattle sold 142 adult cows to an outside party at a total price of RMB 994,000 (US $146,019) with a net residual value of RMB 1,063,243(US $156,190). On May 26, 2017, Yulong Cattle sold 62 adult cows to an outside party at a total price of RMB 434,000 (63,755) with a net residual value of RMB 468,850 (US $68,874)

Depreciation expense for the years ended June 30, 2017 and 2016 was $4,779,286 and $2,878,298, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

6.	Notes Receivable

Notes receivable are related to sales of cows (mature biological assets) to local farmers.

In May 2017, December 2016, November 2016, September 2011, August 2011 and June 2011, Xinhua Cattle sold 2,511, 130, 4,000, 3,787, 5,635, and 2,000 respectively of its cows to local farmers. 2,000 of the cows sold were purchased from outside parties for $4,407,000. The remaining cows sold were raised by Xinhua.

In November 2016, November 2014 and December 2014, Yulong sold 4,317, 3,714 and 2,955 cows respectively, to local farmers. 5,500 of the cows sold were purchased from outside parties for $8,996,000. The remaining cows sold were raised by Yulong.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

6.	Notes Receivable (continued)

The company had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of

12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. As of June 30, 2017, the farmers had fully repaid the principal payments.

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

Pursuant to the agreements signed in November 2016, December 2016 and May 2017, the sales price will be collected in monthly installments plus interest at 5% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay a 20% of monthly milk sales generated from the cows sold. The 20% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. While the 20% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price.

During the years ended June 30, 2017 and 2016, the Company received principal and interest payments of $3,403,678 and $2,300,347, respectively. Commission income for the years ended June 30, 2017 and 2016, was $17,998,410 and $19,486,432, respectively, under these agreements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

6.	Notes Receivable (continued)

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of June 30, 2017 and 2016. The related commission receivable of $7,206,564 and $6,962,080 at June 30, 2017 and 2016, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at June 30, 2017 and 2016 consists of the following:

	June 30, 2017	June 30, 2016

Notes receivable	$23,855,122	$7,052,255
Less: discount for interest	-	(11,270)

	23,855,122	7,040,985
Less: current portion	(4,661,775)	(2,097,363)

Non-current portion	$19,193,347	$4,943,622

Future maturities of notes receivable as of June 30, 2017 are as follows:

Year Ending June 30,

2018	$4,662,000
2019	4,359,000
2020	3,676,000
2021	3,542,000
2022	2,826,000
Thereafter	4,790,000

$23,855,000

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

7.	LeaseS

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. On June 22, 2017, the Company subleased 183,335 square meters land of the 250,000 square meter land to a forage production company at the price of RMB 25,300,000 (US $3,716,570). The remaining repayment of the 183,335 square meters land is RMB25,254,167 (US $3,709,837). There is a gain of the sublease of RMB 45,833 (US $6,733). The remaining prepayment of $1,352,083 and $5,285,680 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2017 and 2016, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $1,880,625 and $2,370,092 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2017 and 2016, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $10,378,572 and $10,820,258 is included in prepaid land lease in the consolidated balance sheets as of June 30, 2016 and 2016, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

7.	LeaseS (CONTINUED)

On May 7, 2015, the Company obtained another “land use right” for 250,000 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased buildings on the land which includes cowsheds, an office building and a flat building. The lease period for these buildings is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,058,000) as prepaid leases. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The unamortized balance of $10,242,686 and $10,825,203 is included in prepaid leases in the consolidated balance sheets as of June 30, 2017 and June 30, 2016, respectively.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $15,311,494 and $16,182,280 is included in prepaid lease in the consolidated balance sheets as of June 30, 2017 and 2016, respectively.

Rent expense charged to operations for the years ended June 30, 2017 and 2016 was $1,684,866 and $1,789,248, respectively.

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers and directors for a one year period with renewal options after expiration, with the current agreements expiring on June and August, 2017. For the years ended June 30, 2017 and 2016, compensation under these agreements was $276,343 and $187,000, respectively.

At June 30, 2017, the future commitment under these agreements is approximate $96,000.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

9.	Related party transactions

In July 2016 and April 2017, Xinhua Cattle contributed total net profit of $6,491,798 and $92,772, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007, January 2016 and February 2016.

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which the Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). The loans outstanding were $1,918,341 and $1,672,707 as of June 30, 2017 and 2016, respectively.

In 2012, CMCI issued 9,000,000 shares of common stock, valued at $0.34 per share, for a total of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong. Zhongxian Information recorded the value of these shares as due to CMCI. China Dairy paid CMCI on June 29, 2016.

10.	Income taxes

The provision for income taxes consisted of the following for the years ended June 30:

	2017	2016

Current	$-	$-
Deferred	-	2,403,996

	$-	$2,403,996

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

10.	Income taxes (continued)

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2017	2016

Statutory rate	25.00%	25.00%
Allowance	0.08%	0.32%
Other	(25.08%)	1176.98%

Effective income tax rate	-	1202.30%

The stock compensation of approximately $37,762,400 in the year ended June 30, 2016 would be deductible only to the U.S. parent company and accordingly, there is no deferred tax benefit to be recognized.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

10.	Income taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2017	June 30, 2016

Net operating loss carryforwards	$520,965	$497,542
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(38,636,474)	(39,446,504)

	(39,545,908)	(40,379,361)
Less valuation allowance	(520,965)	(497,542)

Net deferred tax (liabilities)	$(40,066,873)	$(40,876,903)

At June 30, 2017 and 2016, Zhongxian Information had unused operating loss carry-forwards of approximately $2,084,000 and $1,990,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $521,000 and $498,000 against the deferred tax asset related to the net operating loss carry forward at June 30, 2017 and 2016, due to the uncertainty of realizing the benefit.

The Company’s tax filings are subject to examination by the tax authorities. The tax years from 2010 to 2016 remain open to examination by tax authorities in the PRC. The Company’s U.S. tax returns are subject to examination by the tax authorities for tax years 2014, 2015 and 2016. The year ended June 30, 2013 was examined by the Internal Revenue Service and resulted in no adjustment.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

Three customers accounted for approximately 98% and 72% of milk sales for the years ended June 30, 2017 and 2016, respectively. Three and four customers accounted for approximately 72% and 71% of accounts receivable at June 30, 2017 and 2016, respectively.

Ninety-two farmers and seventy-six farmers accounted for the notes receivable at June 30, 2017 and 2016, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

12.	Parent company only condensed financial information

The following is the condensed financial information of China Modern Agricultural Information, Inc. only, the US parent, balance sheets as of June 30, 2017 and 2016, statements of income for the years ended June 30, 2017 and 2016, and statements of cash flows for the years ended June 30, 2017 and 2016:

Condensed Balance Sheets

ASSETS	June 30, 2017	June 30, 2016

Cash	$3,481,282	$3,067,131
Loan Receivable	-	-
Investment in subsidiaries	109,159,064	90,778,893

TOTAL ASSETS	$112,640,346	$93,846,024

LIABILITIES AND stockholders’ EQUITY

Stockholder loans	$1,918,341	$1,672,707

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	49,709,237
Retained earnings	62,878,009	42,410,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,640,346	93,846,024

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Income

	For the years ended June 30,
	2017	2016

Revenues
Share of earnings from investment in subsidiaries	$22,336,574	$18,935,506

Operating expenses
General and administrative	178,000	37,781,000

Net income (loss)	$22,158,574	$(18,845,494)

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

12.	Parent company only condensed financial information (CONTINUED)

Condensed Statements of Cash Flows

	For the years ended June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$22,158,574	$(18,845,494)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(22,336,574)	(18,935,506)
Stock compensation for shareholder and consultants	-	37,781,000
Decrease in loan receivable	-	3,208,151
Increase in loan from shareholder	245,634

Net cash provided by operating activities	67,634	3,208,151

Bank interests income	7,627	-
Effect of exchange rate changes on cash	338,890	(141,020)

Net change in cash	414,151	3,067,131
Cash, beginning of period	3,067,131	-

Cash, end of period	$3,481,282	$3,067,131

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

FOR THE YEARS ended JUNE 30, 2017 AND 2016 (IN U.S. $)

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

There were no cash transactions in the US parent company during the years ended June 30, 2017 and 2016.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and amounted to $155,919,882 and $92,173,317 as of June 30, 2017 and 2016, respectively.

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

On June 29, 2017, Xinhua Cattle signed with Longing Xiandai Farm to purchase 4,000 adult cows at RMB 15,000 (approximately $2,211) each for a total price of RMB 60,000,000 (approximately $8,844,000). Xinhua Cattle fully paid the purchase consideration on July 3, 2017 and all the cows were delivered at the same day.

On August 28, 2017, Yulong Cattle signed with Mengniu to terminate fresh milk purchase agreement. The agreement will be effective in September 1, 2017.

Item 9B. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding our directors and executive officers.

Name	Age	Position
Liu Enjia	80	Chairman of the Board of Directors
Wang Youliang	49	Chief Executive Officer, Director
Shan Yanqin	70	Director
Liu Yanyan	43	Chief Financial Officer
Qin Libei	65	Chief Operating Officer
Liu Zhengxin	44	Chief Human Resource Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year ended June 30, 2017.

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

Name and Principal Position	Fiscal Year	Salary (USD $)	Bonus (USD $)	Option Awards (USD $)	All Other Compensation (USD $)	Total (USD $)
Wang Youliang	2017	21,154	-	-	-	21,154
Chief Executive Officer	2016	21,442	-	-	-	21,442

Liu Yanyan	2017	17,628	-	-	-	17,628
Chief Financial Officer	2016	18,646	-	-	-	18,646

Liu Pingzhi	2017	17,628	-	-	-	17,628
Chief Human Resource Officer	2016	18,646	-	-	-	18,646

Narrative Disclosure to Summary Compensation Table

Mr. Wang Youliang

For the fiscal years ended June 30, 2016 and 2017, Mr. Wang Youliang received annual compensation of RMB 144,000, or USD $21,442 and $21,154 respectively due to the fluctuating currency exchange rate between USD and RMB in the respective year.

We entered into an Employment Agreement with Wang Youliang (the “Youliang Agreement”). Pursuant to the Youliang Agreement, Mr. Wang will serve as our Chief Executive Officer. The current term of the agreement starts on July 1, 2017 and expires on June 30, 2018.  The Youliang Agreement provides that Mr. Wang’s base salary during the term shall be RMB 144,000, or approximately USD $21,154 per  annum. Mr. Wang’s salary shall be paid on monthly basis, payable on the 30th day of each following month. If the Company unilaterally terminates the employment within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Wang plus compensation equal to three (3) months of Mr. Wang’s salary.

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

Ms. Liu Yanyan

For the fiscal year ended June 30, 2016 and 2017, Ms. Liu Yanyan received annual compensation of RMB 120,000 , or USD $ 18,646 and $17,628 respectively due to the fluctuating currency exchange rate between USD and RMB in the respective year.

We entered into an Employment Agreement with Liu Yanyan (the “Yanyan Agreement”). Pursuant to the Yanyan Agreement, Ms. Liu serves as our Chief Financial Officer. The current term of the agreement starts on July 1, 2017 and expires on June 30, 2018.  The Yanyan Agreement provides that Ms. Liu’s base salary during the term shall be RMB 120,000, or approximately $17,628  per annum. Ms. Liu’s salary shall be paid on monthly basis, payable on the 30th day of each following month. If the Company unilaterally terminates Ms. Liu within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Ms. Liu plus compensation equal to three (3) months of Ms. Liu’s salary.

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

Mr. Liu Zhengxin

For the fiscal year ended June 30, 2016 and 2017, Mr. Liu Zhengxin received annual compensation of RMB 120,000 , or USD $18,646 and $17,628 respectively due to the fluctuating currency exchange rate between USD and RMB in the respective fiscal year.

We entered into an Employment Agreement with Liu Zhengxin (the “Zhengxin Agreement”). Pursuant to the Zhengxin Agreement, Mr. Liu serves as our Chief HR Officer. The current term of the agreement starts on July 1, 2017 and expires on June 30, 2018.  The Zhengxin Agreement provides that Mr. Liu’s base salary during the term shall be 120,000 RMB or USD $17,628 per annum. Mr. Liu’s salary shall be paid on monthly basis, payable on the 30th day of each following month. If the Company unilaterally terminates Ms. Zhengxin within the term of the agreement, the Company shall, on the termination date, make a lump-sum salary payment of the immediately preceding month to Mr. Liu plus compensation equal to three (3) months of Mr. Liu’s salary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of September 28, 2017. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of September 28, 2017, 53,100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o No.A09, Wuzhou Sun Town Limin Avenue, Limin Development District Harbin, Heilongjiang, China.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Youliang Wang, Chief Executive Officer and Director	4,049,775	7.63%
Yanyan Liu, Chief Financial Officer	0	0%
Libei Qin, Chief Operating Officer	0	0%
Zhengxin Liu, Chief Human Resource Officer	7,936,784	14.95%
Enjia Liu, Chairman of the Board of Directors	0	0%
Yanqin Shan, Director	0	0%
All officers and directors as group (6)	11,986,559	22.88%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through such as exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers are exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 28, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 28, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

Name of		Aggregate Amount of Principal Loaned		Amount of Principal Paid		Outstanding Balance as of June 30,
Related Party	Affiliation	2016	2017	2016	2017	2016	2017
Liu Enjia	Director	$104,000	$154,000	$0	$0	$1,672,707	$1,918,341

In July 2016 and April 2017, Xinhua Cattle contributed total net profit of $6,491,798 and $92,772, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007, January 2016 and February 2016.

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which the Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). The loans outstanding were $1,918,341 and $1,672,707 as of June 30, 2017 and 2016, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the aggregate fees billed for professional services provided to us by Wei, Wei & Co., LLP for 2016 and 2017:

	2016	2017
Audit Fees	$130,000	$130,000
Audit-Related Fees	-	-
Tax Fees	4,500	4,500
All Other Fees	-	-
	-	-
Total	$134,500	$134,500

For the fiscal years ended June 30, 2016 and 2017, the aggregate fees billed for professional services rendered for the audit and review of our financial statements were approximate $130, 000 and $[*], respectively.

There were no fees for other audit-related services for the fiscal years ended June 30, 2016 and 2017.

For our fiscal years ended June 30, 2016 and 2017, the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning were approximate $4,500 and $[*], respectively.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2016 and 2017.

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

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement between Trade Link Wholesalers, Inc. and Value Development Holdings Limited, dated January 28, 2011, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
2.2	Letter of Intent dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 14, 2011.
2.3	Letter of Intent, dated as of July 10, 2011, by and between Heilongjiang Zhongxian Information Co., Ltd. and Harbin JinShangjing Technology Investment Co., Ltd. (English Translation), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 30, 2011.
2.4	Equity Transfer Agreement, dated November 23, 2011, among China Modern Agricultural Information, Inc., Heilongjiang Zhongxian Information Co., Ltd., ShangzhiYulong Co., Ltd., and ShangzhiYulong Shareholders, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2011.
2.5	Share Transfer Agreement dated July 16, 2015 between the Company and Youliang Wang, incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed on October 13, 2015.
2.6	Share Transfer Agreement, dated July 16, 2015, by and between the Company and China Dairy Corporation Limited, incorporated by reference to Exhibit 2.6 to the Annual Report on Form 10-K filed on October 13, 2015.
10.1	Exclusive Consulting and Service Agreement between Harbin Jiasheng Consulting Managerial Co., Ltd. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.2	Shareholders Voting Right Proxy Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.3	Exclusive Call Options Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.4	Equity Pledge Agreement between Mr. Wang Youliang, Mr. Liu Zhengxin, Harbin Jiasheng Consultation & Management Co., LTD. and Heilongjiang Zhongxian Information Co., LTD., dated December 21, 2010, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.5	Form Employment Agreement, incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 3, 2011, as amended.
10.6	Land Use Right Purchase Agreement dated May 10, 2013, incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on October 9, 2013.
10.7	Land Use Right Purchase Agreement dated February 25, 2013, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on October 9, 2013.
10.8	Land Use Transfer Agreement (as amended) dated May 14, 2015 by and between Heilongjiang Xinhua Cattle Co., Ltd. and the People’s Government of Shuangcheng District of Harbin, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on October 13, 2015.
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: September 29, 2017	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: September 29, 2017	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Enjia Liu	Chairman of the Board of Directors
Enjia Liu		September 29, 2017

/s/ Youliang Wang	Chief Executive Officer and Director
Youliang Wang	(Principal Executive Officer)	September 29, 2017

/s/ Yanqin Shan	Director
Youqin Shan		September 29, 2017

/s/ Yanyan Liu	Chief Financial Officer
Yanyan Liu	(Principal Financial Officer)	September 29, 2017