Form 10-K/A
period 2017-06-30
China Modern Agricultural Information, Inc.
filed 2017-10-02
CIK 1479526

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

China Modern Agricultural Information, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on September 29, 2017. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of inserting the audit report to the financial statements due to a clerical error.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A includes the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART II

Item 8. Financial Statements and Supplementary Data.

CHINA MODERN AGRICULTURAL INFORMATION, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MAY 31, 2017 AND 2016

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Modern Agricultural Information, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Modern Agricultural Information, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2017. China Modern Agricultural Information, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Modern Agricultural Information, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Wei, Wei, & Co., LLP

Flushing, New York

September 29, 2017

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

PART IV

Item 15. EXHIBITS

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: October 2, 2017	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: October 2, 2017	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Enjia Liu	Chairman of the Board of Directors
Enjia Liu		October 2, 2017

/s/ Youliang Wang	Chief Executive Officer and Director
Youliang Wang	(Principal Executive Officer)	October 2, 2017

/s/ Yanqin Shan	Director
Youqin Shan		October 2, 2017

/s/ Yanyan Liu	Chief Financial Officer
Yanyan Liu	(Principal Financial Officer)	October 2, 2017

3