Form 10-Q
period 2017-09-30
China Modern Agricultural Information, Inc.
filed 2017-11-14
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Harbin, Heilongjiang, China, 150000

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at November 14, 2017.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

September 30, 2017 and 2016

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND JUNE 30, 2017 (IN U.S. $)

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$50,316,657	$53,241,856
Accounts receivable	36,566,948	26,170,771
Inventories	904,396	1,042,171
Prepaid expenses	6,512,146	1,374,693
Interest receivable	1,360,778	1,023,769
Notes receivable, current portion	4,669,208	4,661,775

Total current assets	100,330,133	87,515,035

Property, plant and equipment, net	26,663,749	26,622,562

Other assets
Notes receivable	18,483,185	19,193,347
Prepaid leases	39,496,919	39,165,460
Biological assets, net	75,213,198	73,112,101

Total other assets	133,193,302	131,470,908

TOTAL ASSETS	$260,187,184	$245,608,505

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

SEPTEMBER 30, 2017 AND JUNE 30, 2016 (IN U.S. $)

	September 30, 2017	June 30, 2017
	(Unaudited)
LIABILITIES AND stockholders’ EQUITY
Current liabilities
Accrued expenses and other payables	$4,607,931	888,271
Stockholder loans	2,016,336	1,918,341

Total current liabilities	6,624,267	2,806,612

Deferred income taxes	40,827,464	40,066,873

Total liabilities	47,451,731	42,873,485

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	49,709,237
Retained earnings	66,120,113	62,878,009
Statutory reserve fund	420,406	420,406
Other comprehensive (loss)	(5,571,602)	(9,402,310)

Sub-total	110,731,254	103,658,442

Noncontrolling interests	102,004,199	99,076,578

Total stockholders’ equity	212,735,453	202,735,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$260,187,184	$245,608,505

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (IN U.S. $) (UNAUDITED)

	2017	2016

Revenues
Milk sales	$28,588,079	$26,193,405
Sales commission	4,560,738	3,823,005

Total revenues	33,148,817	30,016,410

Cost of goods sold	(21,433,125)	(19,113,652)

Gross profit	11,715,692	10,902,758

Operating expenses
R&D expenses	396,740	221,960
Selling and marketing	268,375	309,897
General and administrative	750,596	987,238
Reimbursement to farmers	4,140,000	-

Total operating expenses	5,555,711	1,519,095

Operating income	6,159,981	9,383,663

Other income and (expenses)
Interest income on notes receivable	316,940	123,663
(Loss) on disposal of properties	(330,992)	(21,425)
Other non-operating income	23,796	35,628

Total other income	9,744	137,866

Income before provision for income taxes	6,169,725	9,521,529
Provision for income taxes	-	-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (IN U.S. $) (UNAUDITED)

	2017	2016

Net income before noncontrolling interests	6,169,725	9,521,529
Noncontrolling interests	(2,927,621)	(4,524,105)

Net income attributable to common stockholders	3,242,104	4,997,424

Other comprehensive income
Foreign currency translation adjustment	3,830,708	(248,988)

Total comprehensive income	$7,072,812	$4,748,436

Earnings per common share, basic and diluted	$0.06	$0.09

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income (loss)	Total

Balance, June 30, 2017	$53,100	$49,709,237	$62,878,009	$420,406	$99,076,578	$(9,402,310)	$202,735,020

Net income	-	-	3,242,104	-	2,927,621	-	6,169,725
Other Comprehensive income	-	-	-	-	-	3,830,708	3,830,708

Balance September 30, 2017 (Unaudited)	$53,100	$49,709,237	$66,120,113	$420,406	$102,004,199	$(5,571,602)	$212,735,453

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	2017	2016

Cash flows from operating activities
Net income	$6,169,725	$9,521,529
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,954,517	1,658,912
Amortization for prepaid land lease	411,199	431,746
Loss from disposal of biological assets	330,992	23,178
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(9,881,999)	131,904
Decrease in inventories	137,775	172,928
(Increase) in prepayment	(5,101,155)	(66,363)
(Increase) in interest receivable	(316,940)	(114,520)
(Decrease) increase in accrued expenses and other payables	3,712,658	28,562

Net cash provided by operating activities	(2,583,228)	11,787,876

Cash flows from investing activities
Collection of notes receivable	1,153,265	628,026
Proceeds from sales of biological assets	915,975	804,900
Purchase of property, plant and equipment	(153,000)	(2,776,600)
(Increase) in Biological assets	(3,299,733)	(5,237,180)

Net cash (used in) investing activities	(1,383,493)	(6,580,854)

Cash flows from financing activities
Dividends paid for subsidiary	-	(1,531,762)
Proceeds from stockholder loans	32,566	28,261

Net cash provided by (used in) financing activities	32,566	(1,503,501)

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHs ENDED SEPTEMBER 30, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	2017	2016

Effect of exchange rate changes on cash	1,008,956	288,514

Net increase (decrease) in cash	(2,925,199)	3,992,035
Cash, beginning of year	53,241,856	30,780,198

Cash, end of year	$50,316,657	$34,772,233

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$35,000	$35,000

Construction in Process not paid	$-	$205,763

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

On September 16, 2015 the Company’s 60%-owned subsidiary, Harbin Jiasheng Consulting Management Co., Ltd. (“Jiasheng Consulting”), exercised its option to purchase all of the registered equity of the Company’s operating subsidiary, Heilongjiang

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

1.	ORGANIZATION (CONTINUED)

Zhongxian Information Co., Ltd. (“Zhongxian Information”) from its stockholders Zhengxin Liu and Youliang Wang, who are also the members of the Company’s Board of Directors, for RMB10,000 (approximately $1,554).

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

The unaudited consolidated financial statements of the Company as of September 30, 2017 and for the three months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2017, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2018.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

	September 30, 2017		June 30, 2017		September 30, 2016
	(Unaudited)				(Unaudited)
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1503	0.7844	0.1469	0.7538	0.1499	0.7634

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1500	0.7896	N/A	N/A	0.1500	0.7577

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $3,830,708 and $(248,988), respectively, for the three months ended September 30, 2017 and 2016, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $44,358 and $120,788, respectively, for the three months ended September 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances if any. There was no allowance for excessive or unusable inventories as of September 30, 2017 and June 30, 2017.

Prepaid Expenses

Prepaid expenses as of September 30, 2017 mainly represent the prepayments of approximately $6,512,000 for prepaid cow insurance expenses and R&D expenses. Prepaid expenses as of June 30, 2017 mainly represent the prepayment of approximately $1,375,000 for prepaid cow insurance expenses.

Prepaid Land Leases

Prepaid land leases represent the prepayment for grassland rental (see Note 7).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales and usually receives the payment in the following month. The Company considers all accounts receivable at September 30, 2017 and June 30, 2017, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

On June 29, 2017, Xinhua Cattle entered into agreement with Longing Xiandai Farm (“Longing”) to purchase 4,000 adult cows at RMB 15,000 (approximately $2,255) per cow for a total price of RMB 60,000,000 (approximately $9,018,000). The purchase price was fully paid on the date of the delivery of the cows. Xinha Cattle immediately transfers all the cows to the 13 local farmers that entered agreement with prior for a total consideration of RMB68,000,000 (approximately $10,220,400). In October 2017, the sales of cows to the 13 farmers was terminated and all the cows were returned to Xinhua Cattle due to omasum impaction. As a result, Xinha Cattle will have to pay a total of RMB27,600,000 (approximately $4,140,000) as reimbursement to farmers. Xinhua Cattle then entered into agreement with Longing, the seller of the cows, to return all the cows to Longing for a return of the full purchase amount of RMB60,000,000 (approximately $9,018,000) that was paid by Xinhua Cattle. The transactions, as well as the reimbursement that payable to farmers had been properly reflected on the accompanying consolidated financial statements. (Also see Note 12).

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three months ended September 30, 2017 and 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the three months ended September 30, 2017, a loss of $330,992, on the sale of the adult cows is included in non-operating income (expenses) in the accompanying consolidated statements of income and other comprehensive income. (See Note 5)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three months ended September 30, 2017 and 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017 and June 30, 2017, undistributed earnings allocated to Zhongxian Information were approximately $241,900,000 and $224,700,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of September 30, 2017 and June 30, 2017, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended September 30, 2017 and 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three months ended September 30, 2017 and 2016.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of September 30, 2017 and June 30, 2017, the required statutory reserve funds have been fully funded.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

3.	Recently Issued Accounting Standards (CONTINUED)

In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30, 2017	June 30, 2017
	(Unaudited)

Machinery and equipment	$3,861,942	$3,789,997
Automobiles	2,251,106	2,209,169
Building and building improvements	26,986,806	26,333,608

	33,099,854	32,332,774
Less: accumulated depreciation	(6,436,105)	(5,710,212)

Property, plant and equipment, net	$26,663,749	$26,622,562

Depreciation expense charged to operations for the three months ended September 30, 2017 and 2016 was $616,264 and $615,674, respectively.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

5.	Biological assets

Biological assets consist of the following:

	September 30, 2017	June 30, 2017
	(Unaudited)

Immature biological assets	$31,899,882	$33,409,704
Mature biological assets	50,521,673	45,460,518

	82,421,555	78,870,222
Less: accumulated depreciation	(7,208,357)	(5,758,121)

Biological assets, net	$75,213,198	$73,112,101

Xinhua Cattle sold a total of 1,246 female calves to outside parties at a total price of RMB 4,997,000 (US $749,000) in the three months ended September 30, 2017. The net value of these female calves was approximately RMB 7,604,000 (US $1,150,000).

Yulong Cattle sold 275 female calves to outside parties at a total price of RMB 1,100,000 (US $165,000) in the three months ended September 30, 2017. The net value of these female calves was approximately RMB 728,000 (US $109,000).

Depreciation expense for the three months ended September 30, 2017 and 2016 was $1,338,253 and $1,043,238, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

6.	Notes Receivable

Notes receivable are related to sales of cows (mature biological assets) to local farmers.

In June 2017, May 2017, December 2016, November 2016, September 2011, August 2011 and June 2011, Xinhua Cattle sold 4,000, 2,511, 130, 4,000, 3,787, 5,635, and 2,000 respectively of its cows to local farmers. 6,000 of the cows sold were purchased from outside parties for $13,407,000. The remaining cows sold were raised by Xinhua. In November 2016, November 2014 and December 2014, Yulong sold 4,317, 3,714 and 2,955 cows respectively, to local farmers. 5,500 of the cows sold were purchased from outside parties for $8,996,000. The remaining cows sold were raised by Yulong.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

6.	Notes Receivable (continued)

The company had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. As of September 30, 2017, the farmers had fully repaid the principal payments.

Pursuant to agreements for the sale of cows signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. The Company sign supplemental agreements with the farmers and reduced the pay rate to 20% since September 1, 2017.

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

6.	Notes Receivable (continued)

During the three months ended September 30, 2017 and 2016, the Company received principal and interest payments of $1,153,265 and $637,169, respectively. Commission income for the three months ended September 30, 2017 and 2016, was $4,560,738 and $3,823,005, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of September 30, 2017 and June 30, 2017. The related commission receivable of $6,925,552 and $7,206,564 at September 30, 2017 and June 30, 2017, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at September 30, 2017 and June 30, 2017 consists of the following:

	September 30, 2017	June 30, 2017
	(Unaudited)

Notes receivable	$23,152,393	$23,855,122
Less: discount for interest	-	-

	23,152,393	23,855,122
Less: current portion	(4,669,208)	(4,661,775)

Non-current portion	$18,483,185	$19,193,347

Future maturities of notes receivable as of September 30, 2017 are as follows:

Year Ending September 30,

2018	$4,669,000
2019	4,274,000
2020	3,683,000
2021	3,513,000
2022	2,817,000
Thereafter	4,196,000

$23,152,000

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

6.	Notes Receivable (continued)

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectability of individual balances, it will provide an allowance, if necessary.

7.	LeaseS

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. On June 22, 2017, the Company subleased 183,335 square meters land of the 250,000 square meter land to a forage production company at the price of RMB 25,300,000 (US $3,716,570). The remaining repayment of the 183,335 square meters land is RMB25,254,167 (US $3,709,837). There is a gain of the sublease of RMB 45,833 (US $6,733). The remaining prepayment of $1,370,235 and $1,352,083 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2017 and June 30, 2017, respectively. The lease provides for renewal options.

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $1,803,600 and $1,880,625 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2017 and June 30, 2017, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $10,517,693 and $10,378,572 is included in prepaid land lease in the consolidated balance sheets as of September 30, 2017 and June 30, 2017, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

7.	LeaseS (CONTINUED)

On May 7, 2015, the Company obtained another “land use right” for 250,000 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased buildings on the land which includes cowsheds, an office building and a flat building. The lease period for these buildings is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,058,000) as prepaid leases. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The unamortized balance of $10,343,377 and $10,242,686 is included in prepaid leases in the consolidated balance sheets as of September 30, 2017 and June 30, 2017, respectively.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $15,462,013 and $15,311,494 is included in prepaid lease in the consolidated balance sheets as of September 30, 2017 and June 30, 2017, respectively.

Rent expense charged to operations for the three months ended September 30, 2017 and 2016 was $411,200 and $431,746, respectively.

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers and directors for a one year period with renewal options after expiration, with the current agreements expiring on June and August, 2017. For the three months ended September 30, 2017 and 2016, compensation under these agreements was $54,037 and $66,009, respectively.

At September 30, 2017, the future commitment under these agreements is approximate $151,452.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

9.	Related party transactions

In July 2016 and April 2017, Xinhua Cattle contributed total net profit of $6,491,798 and $92,772, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007, January 2016 and February 2016.

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which the Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). The loans outstanding were $2,016,336 and $1,918,341 as of September 30, 2017 and June 30, 2017, respectively.

In 2012, CMCI issued 9,000,000 shares of common stock, valued at $0.34 per share, for a total of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong. Zhongxian Information recorded the value of these shares as due to CMCI. China Dairy paid CMCI on June 29, 2016.

10.	Income taxes

The provision for income taxes consisted of the following for the three months ended September 30:

	2017	2016

Current	$-	$-
Deferred	-	-

	$-	$-

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

10.	Income taxes (continued)

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	2017	2016
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	0.49%	(0.02)%
Other	(25.49)%	(24.98)%

Effective income tax rate	-	-

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

10.	Income taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2017	June 30, 2017
	(Unaudited)

Net operating loss carryforwards	$540,435	$520,965
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(39,397,065)	(38,636,474)

	(40,287,029)	(39,545,908)
Less valuation allowance	(540,435)	(520,965)

Net deferred tax (liabilities)	$(40,827,464)	$(40,066,873)

At September 30, 2017 and June 30, 2017, Zhongxian Information had unused operating loss carry-forwards of approximately $2,162,000 and $2,084,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $540,000 and $521,000 against the deferred tax asset related to the net operating loss carry forward at September 30, 2017 and June 30, 2017, due to the uncertainty of realizing the benefit.

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

FOR THE THREE MONTHS ended SEPTEMBER 30, 2017 AND 2016 (IN U.S. $)

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

Three customers accounted for approximately 99% and 98% of milk sales for the three months ended September 30, 2017 and 2016, respectively. Three and four customers accounted for approximately 73% and 72% of accounts receivable at September 30, 2017 and June 30, 2017, respectively.

One hundred and two farmers and ninety-two farmers accounted for the notes receivable at September 30, 2017 and June 30, 2017, respectively.

12.	Subsequent event

In October 2017, Xinha Cattle entered into agreements with the 13 local farmers whom purchased the 4,000 cows that Xinha Cattle purchased from another party to cancel the sale due to impaction of the cows. As a result, Xinha Cattle will have to pay a total of RMB27,600,000 (approximately $4,140,000) as reimbursement to the farmers for the consideration of the three months feeding costs for the 4,000 adult cows. Xinhua Cattle also entered into agreement with Longing, the seller of the 4,000 cows to return all the cows for the return of the total purchase price paid, totaled RMB60,000,000 (approximately $9,018,000). (Also see Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2017 and 2016. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 545 tons per day. We also have 85 exclusive individual partners as of September 30, 2017 with an aggregate fresh milk production capacity of approximately 529 tons per day. We have three major customers as of September 30, 2017. During the three months ended September 30, 2017, we terminated the contract with one of the customers which is the leading dairy company in China.

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

Our current structure is set forth below:

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following present factors:

●	Dairy Industry Growth. We believe the market for dairy products in China for the long term will grow rapidly, driven by China’s economic growth, improved living quality and increased penetration of infant formula. Accordingly, we believe that the demand of fresh milk will increase rapidly.

●	Production Capacity. Our revenue largely depends on our production capacity. The production capacity in this industry is determined by the variety, aging and number of adult cows. Accordingly, we acquired Yulong Cattle in November 2011 which increased our number of cows by 3,800 and improved our production capacity by approximately 90 tons per day when acquired.

●	Raw Material Supplies and Prices. The per unit cost of fresh milk is affected by price volatility of our raw materials and feeding expenses in the China markets. In response to the increased cost, we leased 16,666,750 square meters of grassland in October 2011, 427,572 square meters grassland in February 2013, and 521,336 square meters of grassland in May 2015. We believe that the hay production of this grassland can satisfy our raw material demand and lower our feeding cost.

●	Change of operation method. We disposed a large number of adult cows to local farmers, introduced distribution channel to them and receive up to 30% (before September 1, 2017) of the farmers’ milk sales as a commission. It makes our performance is stably increased and we have enough production resources to feed more cows by ourselves. In addition, we signed with another 27 local farmers to feed 2,000 adult cows in May 2016 to increase our production resources.

Sale of Cows

We had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. We also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for our assistance in arranging for the sale of the milk. As of September 30, 2017, the farmers had fully repaid the principal payments.

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

Pursuant to agreements for the sale of cows signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for our assistance in arranging for the sale of the milk. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. We signed supplemental agreements with the farmers and reduced the pay rate to 20% since September 1, 2017 due to the increased feeding costs.

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

Xinhua Cattle sold a total of 1,246 female calves to outside parties at a total price of RMB 4,984,000 (US $747,600) in the quarter ended September 30, 2017. The net value of these female calves was approximately RMB 7,573,000 (US $1,136,000). Yulong Cattle sold 275 female calves to outside parties at a total price of RMB 1,100,000 (US $165,000) in the quarter ended September 30, 2017. The net value of these female calves was approximately RMB 717,000 (US $108,000).

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $50, $63, $72 and $111, respectively, which paid for calf, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses increased to $57, $74, $84 and $132, respectively, paid for each type of cows. Since September 2015, such expenses increased to $66, $84, $98 and $153, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs increased to $75, $93, $113 and $255 for each calf, pre-adult cow, young cow and adult cow, respectively. Since September 2017, the feeding expenses and forage costs significantly increased to $75, $118, $140 and $306 for each calf’, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2017 and 2016

The following table sets forth certain information regarding our results of operations for the quarters ended September 30, 2017 and 2016.

	For the quarters ended September 30,
			Change
	2017	2016	Amount	%
Revenue	$33,148,817	$30,016,410	$3,132,407	10%
Cost of goods sold	21,433,125	19,113,652	2,319,473	12%
Gross profit	11,715,692	10,902,758	812,934	7%
Operating expenses	5,555,711	1,519,095	(103,384)	(7)%
Operating income/(loss)	6,159,981	9,383,663	916,318	10%
Other income and (expenses)	9,744	137,866	(4,268,122)	(3,096)%
Income before income taxes	6,619,725	9,521,529	(3,351,804)	(35)%
Provision for income taxes	-	-	-	N/A
Net income before noncontrolling interests	6,619,725	9,521,529	(3,351,804)	(35)%
Noncontrolling interests	2,927,621	4,524,105	(1,596,484)	(35)%
Net income attributable to controlling interests	$3,242,104	$4,997,424	$(1,755,320)	(35)%

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $33,148,817 for the quarter ended September 30, 2017, an increase of $3,132,407 or 10%, compared to $30,016,410 for the quarter ended September 30, 2016. There are two main reasons caused such increase: 1) total average milk cows for milk sales increased from 20,609 to 21,949 and; 2) total average milk cows for commission income increased from 13,677 to 22,289.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the quarters ended September 30,
			Change
	2017	2016	Amount	%
Sales of natural milk	$28,588,079	$26,193,405	$2,394,674	9%
Sales commissions	4,560,738	3,823,005	737,733	19%
Total revenue	$33,148,817	$30,016,410	$3,132,407	10%

For the quarter ended September 30, 2017, our revenue generated from natural milk sales was $28,588,079 which represented an increase of $2,394,674 or 9% compared to $26,193,405 for the quarter ended September 30, 2016. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the quarters ended September 30,
			Change
	2017	2016	Amount	%
Sales of natural milk	$28,588,079	$26,193,405	$2,394,674	9%
Average number of milk cows	21,949	20,609	1,340	7%
Revenue from per milk cow	$1,302	$1,271	$32	2%

The revenue per milk cow increased to $1,302 for the quarter ended September 30, 2017 from $1,271 for the quarter ended September 30, 2016, an increase of $32 or 2%. After seeing above table, we can easily find the primary reason for the increase in sales of milk which is total average milk cows were increased from 20,609 to 21,949 which represented an increase by 7%. In addition, average younger age of the milk cows slightly increased the production capacity of each milk cow.

The sales commissions from local farmers increased by $737,733 or 19% to $4,560,738 for the quarter ended September 30, 2017 from $3,823,005 for the quarter ended September 30, 2016. The average quantity of milk cows we now earn commission on increased by 63% or 8,612, to 22,289 for the quarter ended September 30, 2017 from 13,677 for the quarter ended September 30, 2016 due to the new disposal of total 10,958 adult cows in May 2017, November 2016 and December 2016. However, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before and the original pay rate of 30% reduced to 20% as well since September 1, 2017. In conclusion, the sales commission increased by 19% for the quarter ended September 30, 2017 by comparing with prior period.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $255 per cow before September 2017 to $306 per cow since September 2017. As a result, we saw a decrease in our margins compared with the same period in 2016.

	For the quarters ended September 30,
			Change
	2017	2016	Amount	%
Cost of goods sold	$21,433,125	$19,113,652	$2,319,473	12%
Average number of milk cows	21,949	20,609	1,340	7%
Cost per milk cow	$976	$927	$49	5%

The cost per milk cow increased to $976 for the quarter ended September 30, 2017 which represented an increase of $49 or 5% compared to $927 for the quarter ended September 30, 2016. As we explained above, the direct feeding expenses and food costs paid to local farmers increased from $255 per cow before September 2017 to $306 per cow since September 2017. The average number of milk cows also increased by 1,340 or 7% from 20,609 for the quarter ended September 30, 2016 to 21,949 for the quarter ended September 30, 2017. These two reasons primarily caused the increase in cost of goods sold.

Gross profit margin

Our gross profit margin was 35.3% for the quarter ended September 30, 2017 which decreased by 3% from 36.3% for the quarter ended September, 2016. The main reason for such a decrease was primarily due to the increase in feeding and food cost.

Operating expenses

Our operating expenses increased to $5,555,711 for the quarter ended September 30, 2017 from $1,519,095 for the quarter ended September 30, 2016, a increase of $4,036,616 or 266%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and VAT surcharges, etc. The reason for the increase in operating expenses primarily due to the reimbursement to farmers because the omasum disease had an impact on the 4,000 milk cows we disposed to the 13 local farmers.

Operating income (loss)

As a result of the foregoing, we had operating income of $6,159,981 for the quarter ended September 30, 2017, representing an decrease of $3,223,682, as compared to operating income of $9,383,663 for the quarter ended September 30, 2016.

Non-operating income (expenses)

For the quarter ended September 30, 2017, non-operating expenses consists primarily of interest income of $316,940 earned on the outstanding notes receivable from the farmers and other non-operating income of $23,796 which mainly consists of bank interest earned. We also had a net loss from disposal of biological properties of $330,992 for the quarter ended September 30, 2017. For the quarter ended September 30, 2016, non-operating income consists primarily of interest income of $123,663 earned on the outstanding notes receivable from the farmers and other non-operating income of $35,628 which mainly consists of bank interest earned. Non-operating expenses consist of the loss on the disposal of immature biological assets of $21,425.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. There was no any provision for income taxes the quarters ended September 30, 2017 and 2016, respectively. We had a net income before non-controlling interests of $6,619,725 and $9,521,529, respectively, which represented a decrease by $3,351,804 or 35%, respectively, for the quarters ended September 30, 2017 and 2016. We initially owned 99% of Xinhua Cattle’s shares and our non-controlling interest was only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which we own 60% through our wholly owned subsidiary, Hope Diary. This transaction resulted a reduction of our interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders increased from 1% to 46.93%. We attributed $2,927,621 and $4,524,105, respectively, to non-controlling interest for the quarters ended September 30, 2017 and 2016. We had net income attributable to the common stockholders of the Company of $3,242,104 and $4,997,424, respectively, representing $0.06 per share and $0.09 per share, respectively, for the quarters ended September 30, 2017 and 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. For the quarters ended September 30, 2017 and 2016, we incurred foreign currency translation adjustments income (loss) of $3,830,708 and $(248,988), respectively. They are reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of September 30, 2017 and June 30, 2017, we had no bank debt but amounts owed to shareholders of $2,016,336 and $1,918,341, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States and in Australia because of the restriction of official bank transfers abroad. At the same time, we had $50,316,657 and $53,241,856 in cash at September 30, 2017 and June 30, 2017 as well as working capital of $ 93,705,866 and $84,708,423, respectively.

Operating activities

During the quarter ended September 30, 2017, our operating activities used $2,583,228 in net cash, compared to cash provided of $11,787,876 during the quarter ended September 30, 2016.The net cash used in the quarter ended September 30, 2017 was primarily due to the increase in accounts receivable from the seller of the 4,000 sick milk cows and increase in prepaid expenses for the new R&D project, which reduced our cash provided by operating activities by $9,881,999 and $5,101,155, respectively, for the quarter ended September 30, 2017. The net cash provided in the quarter ended September 30, 2016 was slightly higher than our net income primarily due to the depreciation on fixed assets and biological properties of $1,658,912 and amortization on lease of $431,746.

Investing activities

During the quarter ended September 30, 2017, our investing activities provided a cash outflow of $1,383,493 compared with a cash outflow of $6,580,854 for the quarter ended September 30, 2016. The food costs and feeding expenses for biological properties used cash of $3,299,733 and $5,237,180 for the quarters ended September 30, 2017 and 2016, respectively. For the quarters ended September 30, 2017 and 2016, we received cash of $1,153,265 and $628,026, respectively, from the collection of notes receivable from the disposal of biological properties in calendar year 2011, 2014 and 2016. For the quarters ended September 30, 2017 and 2016, we also received $915,975 and $804,900 in cash from our disposal of biological properties, respectively. For the quarters ended September 30, 2017 and 2016, we spent $153,000 and $2,776,600, respectively, for the addition of PP&E for daily operations. The material additions during the quarter ended September 30, 2016 were the production facilities and forage plant which were not completed and in service as of September 30, 2016.

Financing activities

Our financing activities for the quarters ended September 30, 2017 and 2016 mainly included proceeds from shareholders and dividends payment for our subsidiary. For the quarters ended September 30, 2017 and 2016, we received $32,566 and $28,261 from shareholders, respectively. For the quarter ended September 30, 2016, we paid total dividends of $1,531,762 to our subsidiary’s shareholders.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of September 30, 2017 and June 30, 2017 and for the quarters ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Management conducted an assessment as of September 30, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended September 30, 2017.

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

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Dated: November 14, 2017	By:	/s/ Youliang Wang
Youliang Wang
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2017	By:	/s/ Yanyan Liu
Yanyan Liu
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)