Form 10-Q
period 2017-12-31
China Modern Agricultural Information, Inc.
filed 2018-02-14
CIK 1479526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54510

CHINA MODERN AGRICULTURAL INFORMATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2776002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. A09, Wuzhou Sun Town

Limin Avenue, Limin Development District

Harbin, Heilongjiang, China, 150000

(Address of principal executive offices) (Zip Code)

(86) 0451-84800733

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 53,100,000 shares of its common stock, par value $0.001 per share, outstanding at February 12, 2018.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of China Modern Agricultural Information, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

China Modern Agricultural Information, Inc.

December 31, 2017 and 2016

1

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND JUNE 30, 2017 (IN U.S. $)

ASSETS	December 31, 2017	June 30, 2017
	(Unaudited)

Current assets
Cash	$46,138,284	$53,241,856
Accounts receivable	43,929,566	26,170,771
Inventories	1,481,899	1,042,171
Prepaid expenses	18,263,335	1,374,693
Interest receivable	1,212,275	1,023,769
Notes receivable, current portion	4,714,302	4,661,775

Total current assets	115,739,661	87,515,035

Property, plant and equipment, net	28,029,798	26,622,562

Other assets
Notes receivable	17,755,495	19,193,347
Prepaid leases	39,969,054	39,165,460
Biological assets, net	71,261,291	73,112,101

Total other assets	128,985,840	131,470,908

TOTAL ASSETS	$272,755,299	$245,608,505

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2017 AND JUNE 30, 2017 (IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	December 31, 2017	June 30, 2017
	(Unaudited)

Current liabilities
Accrued expenses and other payables	$456,460	888,271
Stockholder loans	2,112,268	1,918,341

Total current liabilities	2,568,728	2,806,612

Deferred income taxes	41,751,040	40,066,873

Total liabilities	44,319,768	42,873,485

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 53,100,000 shares issued and outstanding	53,100	53,100
Additional paid-in capital	49,709,237	49,709,237
Retained earnings	71,895,436	62,878,009
Statutory reserve fund	420,406	420,406
Other comprehensive (loss)	(876,840)	(9,402,310)

Sub-total	121,201,339	103,658,442

Noncontrolling interests	107,234,192	99,076,578

Total stockholders’ equity	228,435,531	202,735,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,755,299	$245,608,505

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016 (IN U.S. $) (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Revenues
Milk sales	$30,228,162	$25,089,800	$58,810,640	$51,283,205
Sales commission	3,710,260	4,510,324	8,274,518	8,333,329

Total revenues	33,938,422	29,600,124	67,085,158	59,616,534
Cost of goods sold	(26,412,857)	(18,447,123)	(47,826,902)	(37,560,775)

Gross profit	7,525,565	11,153,001	19,258,256	22,055,759

Operating expenses
Research and development	789,238	216,712	1,184,433	438,672
Selling and marketing	283,207	274,820	551,532	584,717
General and administrative	958,260	822,025	1,709,933	1,809,263
Reimbursement to farmers	-	-	4,156,560	-

Total operating expenses	2,030,705	1,313,557	7,602,458	2,832,652

Operating income	$5,494,860	$9,839,444	$11,655,798	$19,223,107

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016 (IN U.S. $) (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Other income
Interest income on notes receivable	$302,362	$243,370	$619,370	$367,033
Gain on sale of cows	5,202,049	1,611,686	4,849,090	1,590,261
Other non-operating income	24,599	30,378	50,783	66,006

Total other income	5,529,010	1,885,434	5,519,243	2,023,300

Income before income taxes	11,023,870	11,724,878	17,175,041	21,246,407
Provision for income taxes	-	-	-	-

Net income before noncontrolling interests	11,023,870	11,724,878	17,175,041	21,246,407
Noncontrolling interests	(5,239,932)	(5,562,910)	(8,157,614)	(10,087,015)

Net income attributable to common stockholders	$5,783,938	$6,161,968	$9,017,427	$11,159,392

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016 (IN U.S. $) (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Other comprehensive income (loss):
Foreign currency translation adjustment	$4,694,762	$(7,239,656)	$8,525,470	$(7,488,645)

Total comprehensive income (loss) before noncontrolling interests	15,718,632	4,485,222	25,700,511	13,757,762
Comprehensive income attributable to noncontrolling interests	(5,239,932)	(5,562,910)	(8,157,614)	(10,087,015)
Net Comprehensive income (loss) attributable to common stockholders	10,478,700	(1,077,688)	17,542,897	3,670,747

Earnings (loss) per common share, basic and diluted	$0.11	$0.12	$0.17	$0.21

Weighted average shares outstanding, basic and diluted	53,100,000	53,100,000	53,100,000	53,100,000

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF changes in Stockholders’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income (loss)	Total

Balance, June 30, 2017	$53,100	$49,709,237	$62,878,009	$420,406	$99,076,578	$(9,402,310)	$202,735,020

Net income	-	-	9,017,427	-	8,157,614	-	17,175,041
Other Comprehensive income	-	-	-	-	-	8,525,470	8,525,470

Balance December 31, 2017 (Unaudited)	$53,100	$49,709,237	$71,895,436	$420,406	$107,234,192	$(876,840)	$228,435,531

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	2017	2016

Cash flows from operating activities
Net income	$17,175,041	$21,246,407
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	4,072,794	3,688,868
Amortization for prepaid land lease	825,687	853,284
(Gain) from disposal of biological assets	(4,845,730)	(1,613,232)
Loss on disposal of PP&E	2,833	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(16,312,905)	243,397
(Increase) decrease in inventories	(439,728)	56,681
(Increase) in prepayment	(16,667,854)	(349,271)
(Increase) in interest receivable	(142,539)	(355,934)
(Decrease) increase in accrued expenses and other payables	(429,885)	71,673

Net cash (used in) provided by operating activities	(16,762,286)	23,841,873

Cash flows from investing activities
Collection of notes receivable	2,339,883	1,143,912
Proceeds from sales of biological assets	13,902,263	4,551,970
Purchase of property, plant and equipment	(1,540,341)	(4,211,310)
(Increase) in Biological assets	(6,873,290)	(9,679,209)
Purchase of biological property	-	(17,784,000)

Net cash provided by (used in) investing activities	7,828,515	(25,978,637)

Cash flows from financing activities
Dividends paid for subsidiary	-	(1,460,347)
Proceeds from stockholder loans	72,456	56,679

Net cash provided by (used in) financing activities	72,456	(1,403,668)

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHs ENDED DECEMBER 31, 2017 AND 2016 (IN U.S. $) (UNAUDITED)

	2017	2016

Effect of exchange rate changes on cash	1,757,743	(1,023,322)

Net (decrease) in cash	(7,103,572)	(4,563,754)
Cash, beginning of year	53,241,856	30,780,198

Cash, end of year	$46,138,284	$26,216,444

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:

Payment of accrued expenses by shareholder	$70,000	$75,000

Construction in Process not paid	$-	$-

See accompanying notes to the consolidated financial statements.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016

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

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016

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

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016

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

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016

(IN U.S. $) (UNAUDITED)

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

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016

(IN U.S. $) (UNAUDITED)

1.	ORGANIZATION (CONTINUED)

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

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016

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

The unaudited consolidated financial statements of the Company as of December 31, 2017 and for the three and six months ended December 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2017, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2018.

China Modern Agricultural Information, Inc.

and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016

(IN U.S. $) (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
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

	December 31, 2017		June 30, 2017		December 31, 2016
	(Unaudited)				(Unaudited)
	RMB	A$	RMB	A$	RMB	A$
Balance sheet items, except for stockholders’ equity, as of period end	0.1537	0.7807	0.1469	0.7538	0.1440	0.7208

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the period	0.1506	0.7792	N/A	N/A	0.1482	0.7533

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translations (continued)

Foreign currency translation adjustments of $4,694,762 and $(7,239,656), respectively, $8,525,470 and $(7,488,645), respectively, for the three and six months ended December 31, 2017 and 2016, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs are $116,408 and $3,732, respectively, $160,766 and $124,520, respectively, for the three and six months ended December 31, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, comprised principally of livestock feed, are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method.

The Company estimates an inventory allowance for excessive or unusable inventories. Inventory amounts are reported net of such allowances if any. There was no allowance for excessive or unusable inventories as of December 31, 2017 and June 30, 2017.

Prepaid Expenses

Prepaid expenses as of December 31, 2017 mainly represent the prepayments of approximately $17,360,871 for prepaid cow insurance expenses and R&D expenses. Prepaid expenses as of June 30, 2017 mainly represent the prepayment of approximately $1,375,000 for prepaid cow insurance expenses.

Prepaid Land Leases

Prepaid land leases represent the prepayment for grassland rental (see Note 7).

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

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

In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company has 30 days credit term for its milk sales and usually receives the payment in the following month. The Company considers all accounts receivable at December 31, 2017 and June 30, 2017, to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

On June 29, 2017, Xinhua Cattle entered into agreement with Longjiang Xiandai Farm (“Longjiang”) to purchase 4,000 adult cows at RMB 15,000 (approximately $2,255) per cow for a total price of RMB 60,000,000 (approximately $9,018,000). The purchase price was fully paid on the date of the delivery of the cows. Xinha Cattle immediately transfers all the cows to the 13 local farmers that entered agreement with prior for a total consideration of RMB68,000,000 (approximately $10,220,400). In October 2017, the sales of cows to the 13 farmers was terminated and all the cows were returned to Xinhua Cattle due to omasum impaction. As a result, Xinha Cattle paid a total of RMB27,600,000 (approximately $4,156,500) as reimbursement to farmers. Xinhua Cattle then entered into agreement with Longing, the seller of the cows, to return all the cows to Longing for a return of the full purchase amount of RMB60,000,000 (approximately $9,018,000) that was paid by Xinhua Cattle. The transactions, as well as the reimbursement that payable to farmers had been properly reflected on the accompanying consolidated financial statements. On October 23, 2017, Longjiang paid RMB 20,000,000 (approximately $3,074,000) to Xinhua Cattle. The outstanding balance from Longjiang is RMB 40,000,000 (approximate $6,148,000) as of December 31, 2017. (Also see Note 12).

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize an impairment of a long-lived asset in the event the net book value of such asset exceeds the estimated future undiscounted cash flows attributable to the asset. No impairment of long-lived assets was recognized for the three and six months ended December 31, 2017 and 2016.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

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

Mature Biological Assets

Mature biological assets are recorded at their original purchase price or the weighted average immature biological asset transfer cost. Depreciation is provided over the estimated useful life of eight years using the straight-line method. The estimated residual value is 10%. Feeding and management costs incurred on mature biological assets are included as cost of goods sold. When biological assets, including male cows, are retired or otherwise disposed of in the normal course of business, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in the results of operations for the respective period. For the three and six months ended December 31, 2017, a gain of $5,672,781 and $5,650,270, respectively, on the sale of the adult cows is included in non-operating income (expenses) in the accompanying consolidated statements of income and other comprehensive income. (See Note 5)

The Company reviews the carrying value of its biological assets for impairment at least annually or whenever events and circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current health status and production capacity. There were no impairment losses recorded during the three and six months ended December 31, 2017 and 2016.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to the undistributed earnings of the Company’s subsidiary under PRC law. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2017 and June 30, 2017, undistributed earnings allocated to Zhongxian Information were approximately $242,300,000 and $224,700,000, respectively.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions. As of December 31, 2017, and June 30, 2017, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended December 31, 2017 and 2016.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and six months ended December 31, 2017 and 2016.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, Jiasheng Consulting and the Company’s Chinese VIE and its subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of its registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of December 31, 2017 and June 30, 2017, the required statutory reserve funds have been fully funded.

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
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

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

4.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31, 2017	June 30, 2017
	(Unaudited)

Machinery and equipment	$4,400,649	$3,789,997
Automobiles	3,086,734	2,209,169
Building and building improvements	27,597,286	26,333,608

	35,084,669	32,332,774
Less: accumulated depreciation	(7,054,871)	(5,710,212)

Property, plant and equipment, net	$28,029,798	$26,622,562

Depreciation expense charged to operations for the three and six months ended December 31, 2017 and 2016 was $638,872 and $601,118, respectively, $1,255,136 and 1,216,792, respectively.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

5.	Biological assets

Biological assets consist of the following:

	December 31, 2017	June 30, 2017
	(Unaudited)

Immature biological assets	$30,054,421	$33,409,704
Mature biological assets	46,646,375	45,460,518

	76,700,796	78,870,222
Less: accumulated depreciation	(5,439,505)	(5,758,121)

Biological assets, net	$71,261,291	$73,112,101

Xinhua Cattle sold a total of 1,312 and 2,558 female calves to outside parties at a total price of RMB 5,248,000 (US $793,498) and RMB 10,232,000 (US $1,540,939), respectively in the three and six months ended December 31, 2017. The net value of these female calves was approximately RMB 8,656,766 (US $1,311,776) and RMB 16,248,991 (US $2,447,098), respectively.

In December 2017, Xinhua Cattle sold total 5,110 adult cows to three outside parties for a total price of RMB 79,989,000 (US $12,046,343). The net residual value of these adult cows was approximately RMB 41,300,500 (US $6,219,856). The gain from the disposal of these 4,110 adult cows was RMB 37,518,395 (US $5,650,270). Xinhua Cattle received total payment of RMB 15,997,880 (US $2,458,862) and the outstanding balance on the disposal of the 5,110 adult cows was RMB 63,991,200 (US $9,835,447) as of December 31, 2017.

Yulong Cattle sold 236 and 511 female calves to outside parties at a total price of RMB 944,000 (US $142,733) and RMB 2,044,000 (US $307,826), respectively, in the three and six months ended December 31, 2017. The net value of these female calves was approximately RMB 604,488 (US $91,399) and RMB 1,321,876 (US $199,075), respectively.

Depreciation expense for the three and six months ended December 31, 2017 and 2016 was $1,479,405 and $1,428,838, respectively, $2,817,658 and $2,472,076, respectively, all of which was included in cost of goods sold in the consolidated statements of income and other comprehensive income.

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

The Company had agreements with local farmers entered into June 2011, for their purchase of cows to be collected over five years, with a minimum payment of 20% of the sales price to be paid each year. The notes were recorded at their present value with a discount rate of 12%, which was commensurate with interest rates for notes with similar risk. The Company also entered into agreements with these local farmers for a 30% commission of their monthly milk sales generated by the cows sold in exchange for the Company’s assistance in arranging for the sale of the milk. As of December 31, 2017, the farmers had fully repaid the principal payments.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

6.	Notes Receivable (continued)

Pursuant to agreements for the sale of cows signed in August 2011, September 2011, November 2014, and December 2014, the sales price will be collected in monthly installments plus interest at 7% on the outstanding balance, over the remaining useful lives of the cows, which range from one to eight years. Local farmers are required to pay 30% of monthly milk sales generated from the cows purchased by the farmers. The 30% monthly payments are to be applied first to the monthly installment of principal for the cows sold and the balance as commission income for the Company’s assistance in arranging for the sale of the milk. While the 30% rate and the amount applied to monthly installments for the purchase price of the cows remain the same, the amount of sales commission income will vary depending on total monthly milk sales and the progress of repayments towards the purchase price. The Company signed supplemental agreements with the farmers and reduced the pay rate to 20% since September 1, 2017.

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

During the three and six months ended December 31, 2017 and 2016, the Company received principal and interest payments of $1,663,449 and $517,842, respectively, $2,816,714 and $1,155,011, respectively. Commission income for the three and six months ended December 31, 2017 and 2016, was $3,710,260 and $4,510,324, respectively, $8,274,518 and $8,333,329, respectively, under these agreements.

The receivable related to the sales of cows is included in notes receivable in the consolidated balance sheets as of December 31, 2017 and June 30, 2017. The related commission receivable of $5,659,686 and $7,206,564 at December 31, 2017 and June 30, 2017, respectively, is included in accounts receivable in the consolidated balance sheets.

Notes receivable at December 31, 2017 and June 30, 2017 consists of the following:

	December 31, 2017	June 30, 2017
	(Unaudited)

Notes receivable	$22,469,797	$23,855,122
Less: discount for interest	-	-

	22,469,797	23,855,122
Less: current portion	(4,714,302)	(4,661,775)

Non-current portion	$17,755,495	$19,193,347

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

6.	Notes Receivable (continued)

Future maturities of notes receivable as of December 31, 2017 are as follows:

Year Ending December 31,

2018	$4,714,000
2019	4,182,000
2020	3,745,000
2021	3,412,000
2022	2,824,000
Thereafter	3,592,000

$22,469,000

The Company considers these notes to be fully collectible and, therefore, did not provide an allowance for doubtful accounts. The Company will continue to review the notes receivable on a periodic basis and where there is doubt as to the collectability of individual balances, it will provide an allowance, if necessary.

7.       LeaseS

All land in China is government owned and cannot be sold to any individual or company. The Company obtained a “land use right” to use a track of land of 250,000 square meters at no cost through December 1, 2015. On May 10, 2013, the Company, however, entered into an agreement with the municipality of Qiqihaer to obtain the “land use right” to use this land from May 1, 2013 to April 30, 2063. The Company recorded the prepayment of RMB 37,500,000 (US$6,060,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method. On June 22, 2017, the Company subleased 183,335 square meters land of the 250,000 square meter land to a forage production company at the price of RMB 25,300,000 (US $3,716,570). The remaining repayment of the 183,335 square meters land is RMB25,254,167 (US $3,709,837). There is a gain of the sublease of RMB 45,833 (US $6,733). The remaining prepayment of $1,393,547 and $1,352,083 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2017 and June 30, 2017, respectively. The lease provides for renewal options.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

7.	LeaseS (CONTINUED)

On October 9, 2011, the Company entered into an operating lease, from October 9, 2011 to October 8, 2021, with the municipality of Heilongjiang to lease 16,666,750 square meters of land. The lease required the Company to prepay the ten year rental of RMB 30,000,000 (US$4,686,000). The related prepayment of $1,729,125 and $1,880,625 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2017 and June 30, 2017, respectively. The lease provides for renewal options.

On February 25, 2013, the Company obtained another “land use right” to use 427,572 square meters of land, from March 1, 2013 to February 28, 2063. The Company recorded the prepayment of RMB 77,040,000 (US$12,450,000) as prepaid land lease. The prepaid lease is being amortized over the land use term of 50 years using the straight-line method.  The remaining prepayment of $10,481,492 and $10,378,572 is included in prepaid land lease in the consolidated balance sheets as of December 31, 2017 and June 30, 2017, respectively. The lease provides for renewal options.

On May 7, 2015, the Company obtained another “land use right” for 250,000 square meters of land, from May 7, 2015 to May 6, 2045. In addition, the Company also leased buildings on the land which includes cowsheds, an office building and a flat building. The lease period for these buildings is the same as the land. The Company recorded the prepayment of RMB 74,847,600 (US$12,058,000) as prepaid leases. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The unamortized balance of $10,696,413 and $10,242,686 is included in prepaid leases in the consolidated balance sheets as of December 31, 2017 and June 30, 2017, respectively.

On May 14, 2015, the Company obtained another “land use right” to use 283,335 square meters of land, from May 14, 2015 to May 13, 2045. In addition, the Company also leased all the constructions on the land which includes cowsheds at 42,100 square meters, an office building at 3,000 square meters and a flat building at 3,000 square meters. The lease period of all these constructions is the same as the land. The Company recorded the prepayment of RMB 111,887,500 (US$18,260,000) as prepaid lease. The prepaid lease is being amortized over the lease term of 30 years using the straight-line method. The remaining prepayment of $15,668,477 and $15,311,494 is included in prepaid lease in the consolidated balance sheets as of December 31, 2017 and June 30, 2017, respectively.

Rent expense charged to operations for the three and six months ended December 31, 2017 and 2016 was $414,488 and $421,538, respectively, $825,687 and $853,284, respectively.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

8.	EMPLOYMENT AGREEMENTS

The Company had Employment Agreements with its executive officers and directors for a one year period with renewal options after expiration, with the current agreements expiring on June and August, 2017. For the three and six months ended December 31, 2017 and 2016, compensation under these agreements was $49,756 and $69,987, respectively, $103,797 and $135,996, respectively.

At December 31, 2017, the future commitment under these agreements is approximately $100,287.

9.	Related party transactions

In July 2016 and April 2017, Xinhua Cattle contributed total net profit of $6,491,798 and $92,772, respectively, to Zhongxian Information and the 1% owned minority shareholder. The total represents the net profit of Xinhua Cattle for the years ended June 30, 2008 and 2007, January 2016 and February 2016.

In March 2015, Zhongxian Information and the Executive Chairman of the Company entered into a loan agreement pursuant to which the Executive Chairman provides a loan facility to Zhongxian Information, which is non-interest bearing and due on demand. The maximum amount of the loan is RMB 50,000,000 (US $7,845,000). The loans outstanding were $2,112,268 and $1,918,341 as of December 31, 2017 and June 30, 2017, respectively.

In 2012, CMCI issued 9,000,000 shares of common stock, valued at $0.34 per share, for a total of RMB 19,428,571 (US $3,060,000) to the shareholder of Yulong on behalf Zhongxian Information for the acquisition of Yulong. Zhongxian Information recorded the value of these shares as due to CMCI. China Dairy paid CMCI on June 29, 2016.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

10.	Income taxes

The provision for income taxes consisted of the following for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$-	$-	$-
Deferred	-	-	-	-

	$-	$-	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the six months ended December 31:

	2017	2016
	(Unaudited)	(Unaudited)

Statutory rate	25.00%	25.00%
Allowance	0.35%	(0.32%)
Tax exemption	(25.00%)	(25.00%)
Other	(0.35%)	(0.32%)

Effective income tax rate	-	-

Deferred tax assets and liabilities are recognized for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effects for the year in which the differences are expected to reverse.

China Modern Agricultural Information, Inc.
and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
(IN U.S. $) (UNAUDITED)

10.	Income taxes (continued)

The tax laws of China permit the carry forward of net operating losses for a period of five years. Undistributed earnings from Xinhua Cattle and Yulong are not taxable until such earnings are actually distributed to Jiasheng Consulting. A deferred tax liability was provided for the tax to be paid when these earnings are distributed. On September 16, 2015, due to the termination of VIE structure (Note 1), Jiasheng Consulting would not be taxable in the future undistributed earnings from Xinhua Cattle and Yulong under the Enterprise Income Tax Law that Chinese resident enterprise is an exemption of dividend income received from another Chinese resident enterprise.

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2017	June 30, 2017
	(Unaudited)

Net operating loss carryforwards	$562,492	$520,965
Bargain purchase gain	(1,430,399)	(1,430,399)
Undistributed earnings of subsidiaries under PRC law upon VIE structure terminated	(40,320,641)	(38,636,474)

	(41,188,548)	(39,545,908)
Less valuation allowance	(562,492)	(520,965)

Net deferred tax (liabilities)	$(41,751,040)	$(40,066,873)

At December 31, 2017 and June 30, 2017, Zhongxian Information had unused operating loss carry-forwards of approximately $2,250,000 and $2,084,000, respectively, expiring in various years through 2020. The Company has established a valuation allowance of approximately $560,000 and $521,000 against the deferred tax asset related to the net operating loss carry forward at December 31, 2017 and June 30, 2017, due to the uncertainty of realizing the benefit.

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
FOR THE THREE AND SIX MONTHS ended DECEMBER 31, 2017 AND 2016
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

Three customers accounted for approximately 100% and 98% of milk sales for the three months ended December 31, 2017 and 2016, respectively. Three customers and four customers accounted for approximately 100% and 99% of milk sales for the six months ended December 31, 2017 and 2016, respectively. Four customers accounted for approximately 65% and 72% of accounts receivable at December 31, 2017 and June 30, 2017, respectively.

Eighty-four farmers and ninety-two farmers accounted for the notes receivable at December 31, 2017 and June 30, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended December 31, 2017 and 2016. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of raw fresh milk in China. We have two operating entities with an aggregate fresh milk production capacity of approximately 558 tons per day. We also have 84 exclusive individual partners as of December 31, 2017 with an aggregate fresh milk production capacity of approximately 522 tons per day. We have three major customers as of December 31, 2017.

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

Xinhua Cattle sold a total of 1,312 and 2,558 female calves to outside parties at a total price of RMB 5,248,000 (US $793,498) and RMB 10,232,000 (US $1,540,939), respectively in the three and six months ended December 31, 2017. The net value of these female calves was approximately RMB 8,656,766 (US $1,311,776) and RMB 16,248,991 (US $2,447,098), respectively. Yulong Cattle sold 236 and 511 female calves to outside parties at a total price of RMB 944,000 (US $142,733) and RMB 2,044,000 (US $307,826), respectively, in the three and six months ended December 31, 2017. The net value of these female calves was approximately RMB 604,488 (US $91,399) and RMB 1,321,876 (US $199,075), respectively.

 In December 2017, Xinhua Cattle sold total 5,110 adult cows to three outside parties for a total price of RMB 79,989,000 (US $12,046,343). The net residual value of these adult cows was approximately RMB 41,300,500 (US $6,219,856). The gain from the disposal of these 4,110 adult cows was RMB 37,518,395 (US $5,650,270). Xinhua Cattle received total payment of RMB 15,997,880 (US $2,458,862) and the outstanding balance on the disposal of the 5,110 adult cows was RMB 63,991,200 (US $9,835,447) as of December 31, 2017.

Increase in payment to local farmers

Due to the significant increase in forage price, our payment to local farmers was increased as well during last twelve months. Before March 2015, the payment which included feeding expense and forage cost was $50, $63, $72 and $111, respectively, which paid for calf, pre-adult cow, young cow and adult cow per month. Since April 2015, such expenses increased to $57, $74, $84 and $133, respectively, paid for each type of cows. Since September 2015, such expenses increased to $66, $84, $98 and $154, respectively. In the end of September 2015, we terminated the agreements with the original 200 local farmers and signed with new 179 local farmers near around Harbin city. However, it didn’t stop the increase in forage price. Since November 2015, the feeding expenses and forage costs increased to $75, $93, $113 and $256 for each calf, pre-adult cow, young cow and adult cow, respectively. Since September 2017, the feeding expenses and forage costs significantly increased to $75, $118, $140 and $307 for each calf’, pre-adult cow, young cow and adult cow, respectively.

Results of Operations

Comparison of results of operations for the three months ended December 31, 2017 and 2016

The following table sets forth certain information regarding our results of operations for the three months ended December 31, 2017 and 2016.

	For the three months ended December 31,
			Change
	2017	2016	Amount	%
Revenue	$33,938,422	$29,600,124	$4,338,298	15%
Cost of goods sold	26,412,857	18,447,123	7,965,734	43%
Gross profit	7,525,565	11,153,001	(3,627,436)	(33%)
Operating expenses	2,030,705	1,313,557	717,148	55%
Operating income/(loss)	5,494,860	9,839,444	(4,344,584)	(44%)
Other income and (expenses)	5,529,040	1,885,434	3,643,576	193%
Income before income taxes	11,023,870	11,724,878	(701,008)	(6%)
Provision for income taxes	-	-	-	N/A
Net income before noncontrolling interests	11,023,870	11,724,878	(701,008)	(6%)
Noncontrolling interests	5,239,932	5,562,910	(322,978)	(6%)
Net income attributable to controlling interests	$5,783,938	$6,161,968	$(322,978)	(6%)

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows. We had total revenues of $33,938,422 for the three months ended December 31, 2017, an increase of $4,338,298 or 15%, compared to $29,600,124 for the three months ended December 31, 2016. There are two main reasons caused such increase: 1) total average milk cows for milk sales increased from 20,044 to 23,313 and; 2) foreign currency exchange rate increased 2% and resulted in more revenue in U.S dollars.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the three months ended December 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$30,228,162	$25,089,800	$5,138,362	20%
Sales commissions	3,710,260	4,510,324	(800,064)	(18%)
Total revenue	$33,938,422	$29,600,124	$4,338,298	15%

For the three months ended December 31, 2017, our revenue generated from natural milk sales was $30,228,162 which represented an increase of $5,138,362 or 20% compared to $25,089,800 for the three months ended December 31, 2016. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year and the increase in exchange rate as explained above.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the three months ended December 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$30,228,162	$20,089,800	$5,138,362	20%
Average number of milk cows	23,313	20,044	3,269	16%
Revenue from per milk cow	$1,297	$1,252	$45	4%

The revenue per milk cow increased to $1,297 for the three months ended December 31, 2017 from $1,252 for the three months ended December 31, 2016, an increase of $45 or 4%. After seeing above table, we can easily find the primary reason for the increase in sales of milk which is total average milk cows were increased from 20,044 to 23,313 which represented an increase by 16%. In addition, average younger age of the milk cows slightly increased the production capacity of each milk cow and the increase in foreign currency exchange rate resulted in more revenue in U.S dollars.

The sales commissions from local farmers increased by $800,064 or 18% to $3,710,260 for the three months ended December 31, 2017 from $4,510,324 for the three months ended December 31, 2016. The average quantity of milk cows we now earn commission on increased by 15% or 2,902, to 21,674 for the three months ended December 31, 2017 from 18,771 for the three months ended December 31, 2016 due to the new disposal of total 10,958 adult cows in May 2017, November 2016 and December 2016. However, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before and the original pay rate of 30% reduced to 20% as well since September 1, 2017. In conclusion, the sales commission increased by 18% for the three months ended December 31, 2017 by comparing with prior period.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $256 per cow before September 2017 to $307 per cow since September 2017. As a result, we saw a decrease in our margins compared with the same period in 2016.

	For the three months ended December 31,
			Change
	2017	2016	Amount	%
Cost of goods sold	$26,412,857	$18,447,123	$7,965,734	43%
Average number of milk cows	23,313	20,044	3,269	16%
Cost per milk cow	$1,133	$920	$213	23%

The cost per milk cow increased to $1,133 for the three months ended December 31, 2017 which represented an increase of $213 or 23% compared to $920 for the three months ended December 31, 2016. As we explained above, the direct feeding expenses and food costs paid to local farmers increased from $256 per cow before September 2017 to $307 per cow since September 2017. The average number of milk cows also increased by 3,269 or 16% from 20,044 for the three months ended December 31, 2016 to 23,313 for the three months ended December 31, 2017. These two reasons primarily caused the increase in cost of goods sold.

Gross profit margin

Our gross profit margin was 22.2% for the three months ended December 31, 2017 which decreased by 41% from 37.7% for the three months ended December 31, 2016. The main reason for such a decrease was primarily due to the increase in feeding and food cost.

Operating expenses

Our operating expenses increased to $2,030,705 for the three months ended December 31, 2017 from $1,313,557 for the three months ended December 31, 2016, an increase of $717,148 or 55%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and VAT surcharges, etc. The primary reason for the increase in our operating expenses because of the increase in R&D expenses due to 500 adult cows fed by Yulong was used for R&D purpose since September 2017. In addition, G&A expenses also increased primarily due to the increase in professional fees incurred by our 53.07% owned Australian subsidiary.

Operating income (loss)

As a result of the foregoing, we had operating income of $5,494,860 for the three months ended December 31, 2017, representing a decrease of $4,344,584, as compared to operating income of $9,839,444 for the three months ended December 31, 2016.

Non-operating income (expenses)

For the three months ended December 31, 2017, non-operating expenses consists primarily of interest income of $302,362 earned on the outstanding notes receivable from the farmers and other non-operating income of $24,599 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $5,205,819 and a loss from disposal of PP&E of $3,770, respectively, for the three months ended December 31, 2017. For the three months ended December 31, 2016, non-operating income consists primarily of interest income of $243,370 earned on the outstanding notes receivable from the farmers and other non-operating income of $30,378 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $1,611,686 for the three months ended December 31, 2016.

Comparison of results of operations for the six months ended December 31, 2017 and 2016

The following table sets forth certain information regarding our results of operations for the six months ended December 31, 2017 and 2016.

	For the six months ended December 31,
			Change
	2017	2016	Amount	%
Revenue	$67,085,158	$59,616,534	$7,468,624	13%
Cost of goods sold	47,826,902	37,560,775	10,266,127	27%
Gross profit	19,258,256	22,055,759	(2,797,503)	(13%)
Operating expenses	7,602,458	2,832,652	4,769,806	168%
Operating income/(loss)	11,655,798	19,223,107	(7,567,309)	(39%)
Other income and (expenses)	5,519,243	2,023,300	3,495,943	173%
Income before income taxes	17,175,041	21,246,407	(4,071,336)	(19%)
Provision for income taxes	-	-	-	N/A
Net income before noncontrolling interests	17,175,041	21,246,407	(4,071,336)	(19%)
Noncontrolling interests	8,157,614	10,087,105	(1,929,491)	(19%)
Net income attributable to controlling interests	$9,017,427	$11,159,302	$(2,141,875)	(19%)

Revenues

Our revenue was primarily generated from sales of fresh milk and commissions on fresh milk sales by farmers to whom we sold cows for the six months ended December 31, 2017 and 2016. We had total revenues of $67,085,158 for the six months ended December 31, 2017, an increase of $7,468,624 or 13%, compared to $59,616,534 for the six months ended December 31, 2016. There are two main reasons caused such increase: 1) total average milk cows for milk sales increased from 20,327 to 22,631 and; 2) foreign currency exchange rate increased 2% and resulted in more revenue in U.S dollars. Although total average milk cows for commission income also increased significantly, commission rate on sales decreased materially.

The following table shows a breakdown of revenue from natural milk sales and sales commission, respectively:

	For the six months ended December 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$58,810,640	$51,283,205	$7,527,435	15%
Sales commissions	8,274,518	8,333,329	(58,811)	(1%)
Total revenue	$67,085,158	$59,616,534	$7,468,624	13%

For the six months ended December 31, 2017, our revenue generated from natural milk sales was $58,810,640 which represented an increase of $7,527,435 or 15% compared to $51,283,205 for the six months ended December 31, 2016. The increase in the natural milk sales was primarily due to the increased number of milk cows compared to the same period of prior year.

The following table sets forth information regarding the number of milk cows and the revenue per cow:

	For the six months ended December 31,
			Change
	2017	2016	Amount	%
Sales of natural milk	$58,810,640	$51,283,205	$7,527,435	15%
Average number of milk cows	22,631	20,327	2,304	11%
Revenue from per milk cow	$2,599	$2,523	$76	3%

The revenue per milk cow increased to $2,599 for the six months ended December 31, 2017 from $2,523 for the six months ended December 31, 2016, an increase of $76 or 3%. After seeing above table, we can easily find the primary reason for the increase in sales of milk which is total average milk cows were increased from 20,327 to 22,631 which represented an increase by 11% and foreign currency exchange rate increased 2% and resulted in more revenue in U.S dollars. In addition, average younger age of the milk cows slightly increased the production capacity of each milk cow.

The sales commissions from local farmers decreased by $58,811 or 1% to $8,274,518 for the six months ended December 31, 2017 from $8,333,329 for the six months ended December 31, 2016. The average quantity of milk cows we now earn commission on increased by 35% or 5,757, to 21,981 for the six months ended December 31, 2017 from 16,224 for the six months ended December 31, 2016 due to the new disposal of total 10,958 adult cows in May 2017, November 2016 and December 2016. However, per the new contract term, the sales commission was only deducted from 20% milk sales less principle payment but not 30% milk sales like before and the original pay rate of 30% reduced to 20% as well since September 1, 2017. In conclusion, the sales commission decreased by 1% only for the six months ended December 31, 2017 by comparing with prior period.

Gross profit

Our cost of goods sold consists of feeding food, feeding expenses and other direct production overhead which includes labor costs, depreciation, lease, water & electricity, etc. Because we started to use the two new farms in Shuangcheng district and Xiangfang District in Harbin, more direct production overhead was allocated to our costs of goods sold. In addition, the direct feeding expenses and food costs paid to local farmers increased from $256 per cow before September 2017 to $307 per cow since September 2017. As a result, we saw a decrease in our margins compared with the same period in 2016.

	For the six months ended September 30,
			Change
	2017	2016	Amount	%
Cost of goods sold	$47,826,902	$37,560,775	$10,266,127	27%
Average number of milk cows	22,631	20,327	2,304	11%
Cost per milk cow	$2,113	$1,848	$266	14%

The cost per milk cow increased to $2,113 for the six months ended December 31, 2017 which represented an increase of $266 or 14% compared to $1,848 for the six months ended December 31, 2016. As we explained above, the direct feeding expenses and food costs paid to local farmers increased from $256 per cow before September 2017 to $307 per cow since September 2017. The average number of milk cows also increased by 2,304 or 11% from 20,327 for the six months ended December 31, 2016 to 22,631 for the six months ended December 31, 2017. These two reasons primarily caused the increase in cost of goods sold.

Gross profit margin

Our gross profit margin was 28.7% for the six months ended December 31, 2017 which decreased by 22% from 37.0% for the six months ended December 31, 2016. The main reason for such a decrease was primarily due to the increase in feeding and food cost.

Operating expenses

Our operating expenses increased to $7,602,458 for the six months ended December 31, 2017 from $2,832,652 for the six months ended December 31, 2016, an increase of $4,769,806 or 168%. Our operating expenses primarily consist of human resource costs, depreciation, professional fees associated with filings required by the securities laws of the United States, consulting fees for a Chinese financial advisory company and VAT surcharges, etc. The primary reason for the increase in our operating expenses because of the increase in R&D expenses due to 500 adult cows fed by Yulong was used for R&D purpose since September 2017 and the reimbursement to farmers because the omasum disease had an impact on the 4,000 milk cows we disposed to the 13 local farmers. In addition, G&A expenses also increased primarily due to the increase in professional fees incurred by our 53.07% owned Australian subsidiary.

Operating income (loss)

As a result of the foregoing, we had operating income of $11,655,798 for the six months ended December 31, 2017, representing a decrease of $7,567,309, as compared to operating income of $19,223,107 for the six months ended December 31, 2016.

Non-operating income (expenses)

For the six months ended December 31, 2017, non-operating expenses consists primarily of interest income of $619,370 earned on the outstanding notes receivable from the farmers and other non-operating income of $50,783 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $4,852,845 and a loss from disposal of PP&E of $3,755, respectively, for the six months ended December 31, 2017. For the six months ended December 31, 2016, non-operating income consists primarily of interest income of $367,033 earned on the outstanding notes receivable from the farmers and other non-operating income of $66,006 which mainly consists of bank interest earned. We also had a net gain from disposal of biological properties of $1,590,261 for the six months ended December 31, 2016.

Net Income

Xinhua Cattle and Yulong Cattle are entitled to a tax exemption for the full Enterprise Income Tax in China due to a government tax preference policy for the dairy farming industry. Zhongxian Information is subject to an Enterprise Income Tax of 25% and files its own tax returns before January 16, 2015. On January 16, 2015, Zhongxian Information received a tax exemption notice from Harbin National Tax Bureau on its investment income from its subsidiaries. Jiasheng Consulting (the “WFOE”) is subject to an Enterprise Income Tax at 25% and files its own tax return before September 16, 2015. On September 16, 2015, Jiasheng Consulting purchased all of the registered equity of Zhongxian Information and the VIE structure was terminated. Under China tax law, Jiasheng Consulting is exempt from income tax on its investment income since September 16, 2015. There was no any provision for income taxes for the three and six months ended December 31, 2017 and 2016, respectively. We had a net income before non-controlling interests of $11,023,870 and $11,724,878, respectively, $17,175,041 and $21,246,407, respectively, which represented a decrease by $701,008 or 6% and $4,071,366 or 19%, respectively, for the three and six months ended December 31, 2017 and 2016. We initially owned 99% of Xinhua Cattle’s shares and our non-controlling interest was only 1% of Xinhua’s net income. On July 16, 2015, as we transferred 100% of the issued and outstanding shares of Value Development to China Dairy, which we own 60% through our wholly owned subsidiary, Hope Diary. This transaction resulted a reduction of our interest in our operating company by 40%. In addition, on April 8, 2016, our 60% owned subsidiary, China Dairy Corporation Limited issued 84,906,541 CDI shares at AUD $0.2 per share on ASX and after the IPO, our ownership was diluted to 53.07%. As a result, net income attributed to the non-controlling shareholders increased from 1% to 46.93%. We attributed $5,239,932 and $5,562,910, respectively, $8,157,614 and $10,087,105, respectively, to non-controlling interest for the three and six months ended December 31, 2017 and 2016. We had net income attributable to the common stockholders of the Company of $5,783,938 and $6,161,968, respectively, $9,017,427 and $11,159,302, respectively, representing $0.11 per share and $0.12 per share, respectively, $0.17 per share and $0.21 per share, respectively, for the six months ended December 31, 2017 and 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi, is our functional currency. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income and other comprehensive income and cash flows have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of our consolidated financial statements are recorded as other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. For the three and six months ended December 31, 2017 and 2016, we incurred foreign currency translation adjustments income (loss) of $4,694,762 and $(7,239,656), respectively, $8,525,470 and $(7,488,645), respectively. They are reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss), respectively.

Liquidity and Capital Resources

As of December 31, 2017, and June 30, 2017, we had no bank debt but amounts owed to shareholders of $2,112,268 and $1,918,341, respectively. The amounts due to our stockholders were principally for the professional fees incurred for being a reporting company in the United States and in Australia because of the restriction of official bank transfers abroad. At the same time, we had $46,139,284 and $53,241,856 in cash at December 31, 2017 and June 30, 2017 as well as working capital of $ 113,110,933 and $84,708,423, respectively.

Operating activities

During the six months ended December 31, 2017, our operating activities used $16,768,286 in net cash, compared to cash provided of $23,841,873 during the six months ended December 31, 2016.The net cash used in the six months ended September 30, 2017 was primarily due to the increase in accounts receivable from the seller of the 4,000 sick milk cows and the disposal of 5,110 adult cows in the end of December 2017 and increase in prepaid expenses for the new R&D project, which reduced our cash provided by operating activities by $16,312,905 and $16,667,854, respectively, for the six months ended December 31, 2017. The net cash provided in the six months ended December 31, 2016 was slightly higher than our net income primarily due to the depreciation on fixed assets and biological properties of $3,688,868 and amortization on lease of $853,284. The gain of disposal from biological properties reduced our cash provided by operating activities by $1,613,232 for the six months ended December 31, 2016.

Investing activities

During the six months ended December 31, 2017, our investing activities provided a cash inflow of $7,828,515 compared with a cash outflow of $25,978,637 for the six months ended December 31, 2016. The food costs and feeding expenses for biological properties used cash of $6,873,290 and $9,679,209 for the six months ended December 31, 2017 and 2016, respectively. For the six months ended December 31, 2017 and 2016, we received cash of $2,339,883 and $1,143,912, respectively, from the collection of notes receivable from the disposal of biological properties in calendar year 2011, 2014 and 2016. For the six months ended December 31, 2017 and 2016, we also received $13,902,263 and $4,551,970 in cash from our disposal of biological properties, respectively. For the six months ended December 31, 2017 and 2016, we spent $1,540,341 and $4,211,310, respectively, for the addition of PP&E for daily operations. The material additions during the six months ended December 31, 2016 were the production facilities and forage plant. During the six months ended December 31, 2017, we also spent $17,784,000 for the purchase of biological properties.

Financing activities

Our financing activities for the six months ended December 31, 2017 and 2016 mainly included proceeds from shareholders and dividends payment for our subsidiary. For the six months ended December 31, 2017 and 2016, we received $72,456 and $56,679 from shareholders, respectively. For the six months ended December 31, 2016, we paid total dividends of $1,460,347 to our subsidiary’s shareholders.

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

Critical Accounting Policies and Estimates

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of December 31, 2017 and June 30, 2017 and for the six months ended December 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Management conducted an assessment as of December 31, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to a material weakness related to the lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended December 31, 2017.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as disclosed below, there is no other information required to be disclosed under this item which was not previously disclosed.

Our majority-owned subsidiary, China Diary Corporation Limited, was suspended from official quotation, and will continue to remain suspended, in accordance with Australian Securities Exchange (“ASX”) Listing Rule 17.3 pending enquiries by ASX. The suspension is related to the corporate governance issue of China Diary Corporation Limited and we have been and will fully cooperate with the enquiries by ASX.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MODERN AGRICULTURAL INFORMATION, INC.

Date: February 14, 2018	By:	/s/ Youliang Wang
	Name:	Youliang Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2018	By:	/s/ Yanyan Liu
	Name:	Yanyan Liu
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

